Form 10KSB
period 2001-09-30
STRANDTEK INTERNATIONAL INC /
filed 2002-01-14
CIK 833844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 33-22169 C


                         STRANDTEK INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


              DELAWARE                                      34-1573330
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


455 N. INDIAN ROCKS ROAD, BELLEAIR BLUFFS, FLORIDA              33770
     (Address of principal executive offices)                (Zip Code)


                   Issuer's telephone number: (727) 585-6333

Securities registered under Section 12(b) or Section 12(g) of the Exchange Act:
                                      NONE


     Securities reported on pursuant to Section 15(d) of the Exchange Act:
                COMMON STOCK, $.0001 PAR VALUE ("Common Stock")
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [_] Yes   [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's consolidated revenues for the fiscal year ended September 30, 2001 were $6,610,230.

There is no trading market or readily ascertainable market value for the Common Stock. Accordingly, no market value for Common Stock held by non-affiliates is stated. Registrant privately sold Common Stock for $.14 per share during fiscal 2001.

Shares outstanding at September 30, 2001: 182,025,174; and at December 31, 2001:
182,025,174

Transitional Small Business Disclosure Format (Check one): [_] Yes   [X] No

                         STRANDTEK INTERNATIONAL, INC.

                         FORM 10-KSB Table of Contents

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

PART I                                                                        PAGE
                                                                              ----
Item 1.   Description of Business                                               1

Item 2.   Description of Property                                               7

Item 3.   Legal Proceedings                                                    10

Item 4.   Submission of Matters to a Vote of Security Holders                  10

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             10

Item 6.   Management's Discussion and Analysis or Plan of Operation            11

Item 7.   Financial Statements                                                 15

PART III

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                             15

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                    15

Item 10.  Executive Compensation                                               19

Item 11.  Security Ownership of Certain Beneficial Owners and Management       20

Item 12.  Certain Relationships and Related Transactions                       20

Item 13.  Exhibits and Reports on Form 8-K                                     25

Signatures                                                                     26

Exhibit Index                                                                  27

This Form 10-KSB contains forward looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company that involve risks and uncertainties which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. For example, the Company believes that the patents it holds and those it is seeking on certain aspects of its meltblown technology are novel and unique. However there can be no assurance that patents held by the Company or those which the Company is seeking would be upheld if challenged, will be granted, or that any approval will be granted in a manner that protects the Company's technologies or products. As to the Company's performance, actual results could also differ materially from those projected in the forward looking statements contained herein.

Among the factors in addition to issues related to proprietary technology matters that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; the regulatory and trade environment; and risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). Examples of the foregoing include longer product development lead times, delays in product roll outs, failure to obtain anticipated contract with third parties or orders from customers, or less favorable contracts with third parties or lower than expected volumes from customers, higher material and labor costs, the availability of adequate sources of working capital and cash flow, and local, national and international governmental, political, diplomatic and other factors. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

SPECIAL NOTE TO READERS

On January 7, 2002, Registrant became party to agreements with, among others, Corniche Group Incorporated ("Corniche") and stockholders of Registrant owning approximately 98% of the outstanding stock of registrant. If the transaction contemplated by those agreements is consummated, registrant would become a subsidiary of Corniche and those stockholders and certain individual lenders to registrant would gain control of Corniche through voting securities of Corniche to be received by them in exchange for their stock of and loans to registrant. Further information concerning that transaction and its status may be available from time to time in reports filed by Corniche and registrant with the SEC. Certain information on ways to obtain those reports and other documents publicly filed with the SEC is included in Item 1 under the caption "Public Information."

                                    PART I
                                    ---- -

Item 1.    Description of Business
-------    -----------------------

                                  THE COMPANY
General

     StrandTek International, Inc. ("STI Delaware"), formerly known as RFI Recycled Fibre Industries, Inc., was organized under the laws of the State of Delaware on October 27, 1987 as Synthetic Blood and Medical Technologies, Inc. ("SBMT").

     STI Delaware is the parent of StrandTek International, Inc. ("STI Florida"), its wholly owned operating subsidiary (collectively, the "Company"). STI Florida was formerly known as RFI Recycled Fibre Industries, Inc. ("Florida") which was incorporated under Florida law on August 15, 1995. In 1995, Florida purchased certain meltblown fiber technology from Bridgeloan Associates, Inc., a company that had purchased it from a bankruptcy trustee. The fair value of the technology was deemed to be $902,531 based on its prior owner's recent purchase. Subsequent to the purchase, the value of the meltblown technology asset was deemed impaired by management and was written off in 1995.

     In January 1999 the Company acquired a 51% interest in StrandTek West, Inc., formerly known as Enviro Watch Responder Systems USA Inc., for $15,787. StrandTek West, Inc. sold the Company's sorbents. StrandTek West, Inc. was administratively dissolved by the State of Washington on September 13, 2000 and was liquidated by the Company.

History

     On March 12, 1996, SBMT completed the reverse acquisition with Florida, which became the wholly owned subsidiary of SBMT. At the same time, SBMT changed its name to RFI Recycled Fibre Industries, Inc. In the reverse acquisition, SBMT acquired all of the issued and outstanding stock of Florida from its stockholders; in exchange for the issuance of 6,750,000 shares of newly issued SBMT common stock. That transaction resulted in 7,500,000 shares of SBMT being issued and outstanding. Then, certain of SBMT's stockholders voluntarily canceled 458,010 shares for no consideration by virtue of their surrender.

     As a result of the exchange and surrender of stock, the former stockholders of Florida owned 96% and SBMT's stockholders owned 4% of SBMT's issued and outstanding common stock. Common stock warrants of 7,575,323 "A" warrants ($.41 per share exercise price), 1,403,625 "B" warrants ($.81 per share exercise price), 701,812 "C" warrants ($1.22 per share exercise price) and 233,937 "D" warrants ($1.62 per share exercise price) were then issued by SBMT to warrant holders of Florida in exchange for their original warrants. SBMT had no assets or operating activity as of March 12, 1996.

     Effective October 27, 1998, the parent company and its subsidiary changed their names to StrandTek International, Inc. (STI Delaware) and (STI Florida), respectively.

Technology and Products

     The Company manufactures and sells meltblown fibers, webs (or batts) composed thereof and parts derived therefrom through use of its meltblown technology. Meltblown fibers are a type of synthetic fiber manufactured by employing a stream of high-speed hot air to attenuate thermoplastic strands and transform them into fibers. Currently, the Company manufactures its meltblown fibers from both virgin and recycled polypropylene and PET (polyethylene terephthalate) resins. Conventional synthetic fiber manufactured from theremoplastic resins employs mechanical attenuating means to transform thermoplastic strands into fibers. Conventional meltblown fiber manufacture technology employed by other meltblown fiber manufacturers who compete with the Company utilizes a single row of nozzles in a die tip (closure for a meltblown die) to produce a layer of meltblown fiber. One or several diehead and die tip combinations operated in series are used to manufacture meltblown webs and parts derived therefrom. The Company employs a strandplate (also a closure for a meltblown die) incorporating proprietary and licensed design characteristics to produce webs, which are significantly thicker and less dense than those of competitors employing conventional meltblown technologies. The low density, high loft webs produced through use of the meltblown technology are suitable for application as thermal and acoustical insulation in many applications (see below).

     The Company's meltblown technology is a result of the Company's significant research and product development efforts using information derived from the technology acquired indirectly through the bankruptcy estate of Embrace Systems Corporation, pursuant to order of the Bankruptcy Court for the Western District of Michigan in 1995.

     Using the meltblown technology and other technologies, the Company produces meltblown fibrous webs and parts made therefrom for use as thermal and acoustical insulating media and parts and padding. All of the Company's products are 100% recyclable and some are also manufactured from recycled materials. Currently the thermal and acoustical insulating media and parts manufactured by the Company are sold for original equipment manufacturer ("OEM") application by appliance and automotive manufacturers and for use in the building and do-it-yourself building supply markets as thermal insulating and gasket media.

                                 THE BUSINESS

     The Company's primary business is the manufacture, using the meltblown technology, and sale of meltblown webs and engineered parts made therefrom as acoustical and thermal insulation. Automobile manufacturers are currently using these products for acoustic insulation in vehicles in several different applications and appliance manufacturers are using these products for insulation in several types of major household appliances. Certain manufacturers of automobiles and appliances have promulgated new material specifications, providing for synthetic fiber insulation with weight and performance characteristics, that currently can only be satisfied by meltblown media, including media manufactured by the Company. In some cases, the Company employs off line manufacturing to create finished parts employing its meltblown media as thermal and/or acoustic insulation.

     Competitive traditional materials for the insulation business, which the Company vies for include:

     a) airlayed and resinated staple polyester fiber and fiberglass as thermal and acoustic insulation, and

     b) cotton shoddy, polyether and polyethylene foams, and other meltblown fibrous media as acoustic insulation only.

     The business of the Company has been developing slowly. See "Selected Financial Data" under Item 6 of this report for a financial summary of the business during the three years presented under that caption.

Markets for the Company's Products

     The Company has been for the last three years and is currently pursuing North American automotive markets for sale of its acoustic insulating media, marketed as AutoZorb(TM) Acoustic Insulating Media ("AutoZorb(TM)"). North American OEM's employing acoustic insulating media and parts for which AutoZorb(TM) can potentially be used include virtually all vehicle manufacturers and automotive tier one suppliers.

     The Company has been for the last four years and is currently also pursuing North American appliance markets for sale of its thermal and acoustic insulating media. The Company's meltblown insulating parts and/or media ("meltblown products") are suitable for use by OEM's, including virtually all major appliance manufacturers for refrigerator, dishwasher, freezer and laundry applications, requiring thermal and acoustic insulation.

     In addition, the Company has for the last two years and is currently pursuing two large manufacturers for sales of its meltblown products in the office panel industry. The Company's meltblown products are suitable for use as acoustical insulating media by office panel OEM's, including the largest manufacturers of office equipment and furniture.

     One meltblown acoustic media manufacturer, Minnesota Mining and Manufacturing, ("3M"), owns US Patent #5,298,694 issued March 29, 1994 and reissued during 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999, the Company filed suit in the United States District Court for the Western District of Michigan, asking that the Court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company provided 3M with information that showed the Company was not infringing upon its patent. Subsequent to the submission of this information 3M ceased telling potential customers of the Company that purchases from the Company may be in violation of 3M's patent rights. Therefore, the Company believes 3M concurs that there is no patent infringement. The suit against 3M was dismissed in early calendar 2000.

     The Company has been for the last two years and is currently also pursuing builders for sales of several building products used by builders and do-it-yourself building suppliers for thermal insulating and sill gasket applications that can be manufactured employing the meltblown technology.

     The Company had been pursuing the North American sorbent markets for sale of its sorbent products. The Company stopped selling sorbents in December 2000. The Company experienced no significant losses as a result of the termination of the sorbent product business.

Competition

     The Company has targeted its manufacturing and marketing efforts toward potential customers who can utilize its meltblown webs and parts made therefrom as acoustical and thermal insulation. Competitive traditional materials widely used in the insulation business consist primarily of polyester fiber and fiberglass as thermal and acoustic insulation, cotton shoddy, polyether and polyethylene foams and other meltblown fibrous media as acoustic insulation only. Many of the manufacturers and distributors producing and selling these competitive materials are far better established and have significantly greater assets and established distribution channels than does the Company. While management believes that the Company has a competitive advantage in manufacturing meltblown fibrous insulation, and that its products are superior in several respects to competitive traditional materials, there can be no assurance that the Company will succeed in selling to new customers, currently using traditional competitive media.

     The Company's primary competitors for sale of its automotive insulation materials are manufacturers of cotton shoddy media, the traditional acoustic automotive media. One significant manufacturer, 3M, produces meltblown acoustic media and owns certain patents concerning automotive acoustic applications (see the discussion regarding 3M above, and "Intellectual Property; Patent and Trademark Protection" below).

     Similarly, in the Company's pursuit of North American appliance markets for sale of its acoustical and insulating media, its primary competitors are giant companies who manufacture and distribute fiberglass, the principal insulating media used by the appliance industry. Here, as in the automotive industry, unless the Company attains a profitable market share in competition with very formidable competitors, there is little chance that it will operate profitably. One significant manufacturer, 3M, produces meltblown acoustic media and owns certain patents concerning office panel acoustic applications (see "Markets for the Company's Products" above).

     The Company had been pursuing the North American sorbent markets for sale of its sorbent products. The Company faced intense competition from its primary competitors who manufacture and distribute sorbents through traditional meltblown technology. The Company's ability to achieve its goal of supplying sorbent products depended on its ability to compete effectively with well established, existing companies selling sorbent products. Due to these factors, the Company stopped marketing sorbents and ended sales of sorbents in December 2000.

     The Company believes that the meltblown technology and its superior products afford it a competitive advantage in competing with other meltblown manufacturers where the product required is thermal or acoustical insulating media and/or parts, and certain types of padding. The Company also believes that the meltblown technology enables it to produce insulation products that compete successfully against products manufactured from traditional insulating materials such as fiberglass and cotton shoddy. Nevertheless, there can be no assurance that the Company will be able to penetrate existing markets to the degree necessary to give it a profitable market share.

     Sales and distribution of the products of the Company are primarily through commissioned sales persons who work full time for the Company.

Key Customers

     During fiscal year 2001, three customers accounted for approximately 80% of the Company's sales. A loss of one or more of these customers would cause the Company to redouble its marketing efforts in order to maintain an adequate level of sales.

Key Suppliers

     The plastic feed stock used in production is readily obtained through competitive bid from several suppliers throughout the United States.

Intellectual Property; Patent and Trademark Protection

     The Company believes that its principal asset is the meltblown technology, which is the result of the Company's significant research and development efforts using information derived from the technology acquired indirectly through the bankruptcy estate of Embrace Systems Corporation. The Company has done its best to protect its production techniques internally and in its dealings with third parties by means of non-disclosure agreements with employees and confidentiality agreements with outsiders. The Company believes that its use of such protective measures will enhance its ability to claim that key elements of the meltblown technology constitute trade secrets.

     The Company has received one patent expiring June 30, 2015, and filed another application in October 1998 with the US Patent Office covering certain elements of the meltblown technology. The Company plans on filing additional patent applications with the US Patent Office for protection of additional elements of the meltblown technology. There is no guarantee that the filing of any patent applications will result in the issuance of a patent protecting the technology and products claimed as novel and unique in the various patent applications.

     The Company also owns several trademarks it uses to identify and describe products it sells. These include AutoZorb(TM) Acoustic Insulating Media used to identify meltblown products sold for automotive applications and No Itch(R) Synthetic Organic Fibrous Insulating Media used to identify certain building products and to highlight their attributes in comparison to their fiberglass competitors. The Company has a registered trademark for No Itch(R) and an allowed application for federal registration of AutoZorb(TM). The Company plans on filing several additional trademark applications to assist in creating positive identities for several meltblown products.

Employees and Service Agreements

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999. Mr. Appel was convicted in federal court of conspiracy to violate securities law in November

1999 in connection with Embrace Systems Corporation 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company paid Regenex $15,000 per month for its services in fiscal years 2001 and 2000. Curtis Appel indirectly owns common stock and owned warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications owned 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company, all of which expired December 31, 2001. CJR owns 137,709 shares of the common stock of the Company. CJR owned 89,831 "A" warrants, which expired December 31, 2001.

     Southern Management Services, Inc. ("SMSI") provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company currently pays approximately $46,000 per month for these services, plus reimburses SMSI for travel, phone and other out of pocket expenses.

     Officers and Directors as a group are paid an aggregate of $23,960 per month. Directors are not paid for their attendance at meetings, but are reimbursed for their out of pocket expenses incurred in going to and from Board of Directors meetings. See the table and the succeeding text under Item 10 of this report for further details.

     Of the officers and Directors, Ron Basar is a full time employee with the Company. Phil Palm devotes approximately 90% of his time to the business of the Company, and the other officers and Directors devote such portion of their time as is necessary for performance of their duties.

Research and Product Development

     The Company continues to invest in research and product development to:

(a)  develop new products for automotive, appliance and building industry sales;
(b) commercialize production of new products and increase operating efficiencies for existing products; and
(c)  utilize new and more inexpensive resins for the production of products.

     For 2001 these expenses decreased $490,326 (28%), from $1,743,348 to $1,253,022. The Company expects to spend considerable amounts for the foreseeable future for continued research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or Company profitability in the future.

Public Information

     The Company is required to file reports with the Securities and Exchange Commission, including quarterly reports on Forms 10-QSB and annual reports on Form 10-KSB. It has not filed such reports since 1990, after which it entered a period of total inactivity. The public may read and copy materials filed by the Company with the SEC at the SEC'S Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at l-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
                                                         -------------------

Item 2.        Description of Property
-------        -----------------------

Facilities and Physical Plants

     The Company's operational physical plant is located in Chicago, Illinois. As of September 30, 2001 the total plant is approximately 270,000 square feet and is comprised of several leased buildings located in the Chicago Enterprise Center.

     The Company entered into a lease for Buildings Q and R with Prime Realty Investment Trust in November 1998. The terms of the lease are as follows:

     Building Q -
          Square footage                                              50,983
          Terms: November 1998 through October 2007
          Monthly Base rent                                         $ 11,854
          Annualized                                                $142,243
          Base rent per square foot                                 $   2.79
          Note: Common area maintenance, Insurance, real estate taxes and some utilities are paid in excess of Base rent

     The Company leased Building Q in an as is condition and in 1999 incurred approximately $1,125,000 in leasehold improvements to ready the building for production. The landlord reimbursed the Company for $175,000 of the improvements, with a net cost to the Company of $950,000. During fiscal year 2000 the Company incurred an additional $890,000 in leasehold improvements to improve the facility to meet with the standards established within the industry and to ready the building for increased production capacity.

     The Company leased Building R in an as is condition and took occupancy in October 2001. The Company and the Landlord have made no significant improvements. The terms of the lease are as follows:

     Building R -
          Square footage                                              56,486
          Terms: October 2001 through October 2007
          Monthly Base rent                                         $ 13,133
          Annualized                                                $157,596
          Base rent per square foot                                 $   2.79
          Note: Common area maintenance, Insurance, real estate taxes and some utilities are paid in excess of Base rent

     The Company entered into a lease agreement with Enterprise Center VIII, LP, an affiliate of Prime Realty Investment Trust, for Building A-1 in July 2000. The lease became effective

January 2001 when certain agreed upon improvements had been completed by the landlord. The terms of the lease are as follows:

     Building A-1 -
          Square footage                                              81,859
          Terms: January 2001 through October 2007
          Monthly Base rent                                         $ 24,489
          Annualized                                                $293,874
          Base rent per square foot                                 $   3.59
          Note: Common area maintenance, Insurance, real estate taxes and some utilities are paid in excess of Base rent

     The Company entered into the following leases with Prime Realty Investment Trust for warehouse facilities to be used for bulk storage in Buildings S and T. Due to the short-term nature of the leases, the buildings were leased as is.
The Company and the landlord have made no significant improvements.   The lease
for Buildings S was originally a month-to-month lease in 1999. In April 2000, the lease for Building S switched from a month-to-month lease to a lease with a fixed term on the same terms and conditions as the month-to-month lease, and the lease term for Building T was extended. Both leases were to terminate, at the option of the Company, when the Building A-1 lease became effective. In January 2001, the Company opted to continue these leases as month-to-month leases, on the same terms and conditions as the fixed-term leases. The Company anticipates terminating the leases for Buildings S and T by the end of fiscal year 2002, as the bulk storage space will no longer be required. The terms of the leases are as follows:

     Building S -
          Square footage                                              55,213
          Terms: Month-to-month
          Monthly Base rent                                         $ 15,520
          Annualized                                                $186,240
          Rent per square foot                                      $   3.37
          Note: Common area maintenance, Insurance, real estate taxes and some utilities are paid in excess of Base rent

     Building T -
          Square footage                                              27,246
          Terms: Month-to-month
          Monthly Base rent                                         $  3,434
          Annualized                                                $ 41,210
          Rent per square foot                                      $   1.51
          Note: Common area maintenance, Insurance, real estate taxes and some utilities are paid in excess of Base rent

     As of September 30, 2001 the following production lines were operating in the Chicago, Illinois facility utilizing Building Q:

------------------------------------------------------------------------------------------------------
Production Line    Date Placed in Service      Capitalized Cost        Production Range in lbs.
                                                                                Per Hour
------------------------------------------------------------------------------------------------------
Line 1                   April, 1999              $1.2 Million                   200-300
------------------------------------------------------------------------------------------------------
Line 2                    June, 2000              $2.2 Million                   350-450
------------------------------------------------------------------------------------------------------
Line 3                     May, 2001              $3.2 Million                   750-850
------------------------------------------------------------------------------------------------------
Line 4                  December, 2000            $2.6 Million                  850-1,000
------------------------------------------------------------------------------------------------------

     The Company continued to operate the original physical plant and production line located in East Chicago, Indiana (approximately 30,000 square feet) until October 2000. The Company leased this facility from Howard Industries on a year-to-year basis with five additional one-year options owned by the Company. The Company exercised the option for a one year term commencing November 22, 1999 and terminated the lease in October 2000. All operations and the production line were moved to the primary plant site in Chicago, Illinois. Due to the short-term nature of the lease, the building was leased as is. The Company and the landlord made no significant improvements. The annual base rent for the East Chicago, Indiana facility was approximately $50,000, or $1.67 per square foot.

     The original production line; that had been located at the East Chicago, Indiana facility until October 2000, was placed in production in April 1997 and had a production range of 150 to 200 pounds of product per hour. The original capitalized costs of the line were approximately $1 million. The Company dismantled the line in October 2000 and planned to re-assemble the line at the primary plant in Chicago, Illinois. In 2001, the Company determined that the original production line was obsolete, due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of approximately $825,000.

     The Company entered into a month-to-month lease with East Chicago Enterprise Center, an affiliate of Prime Realty Investment Trust, in October 2000 for approximately 14,000 square feet of storage space located in East Chicago, Indiana. Due to the short-term nature of the lease, the building was leased as is. The Company and the landlord do not anticipate making significant
improvements.   The Company anticipates terminating this lease by the end of fiscal year 2002. The annual base rent is approximately $35,000, or $2.50 per square foot.

     The Company's executive offices are located in a building in Belleair Bluffs, Florida, owned by Southern Management Services, Inc. It has paid no rent to date for this office space, but does pay Southern Management Services, Inc. for accounting and other services. Messrs. William Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company, control SMSI.

Item 3.        Legal Proceedings
-------        -----------------

     One meltblown acoustic media manufacturer, 3M, owns US Patent # 5,298,694 issued March 29, 1994 and reissued in 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999, the Company filed suit in the United States District Court for the Western District of Michigan, asking that the Court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company provided 3M with information that showed the Company was not infringing upon its patent. Subsequent to the submission of this information, 3M ceased telling potential customers that they may be in violation of 3M's patent rights. Therefore the Company believes 3M concurs that there is no patent infringement. The suit against 3M was dismissed in early calendar 2000.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
-------    --------------------------------------------------------

     There is no public trading market for any of the Company's securities. There are an aggregate of approximately 300 holders of the Company's outstanding common stock.

     The Company has never paid any cash dividends on its common stock, and the Board of Directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of the business. The declaration in the future of any cash or stock dividends on the common stock will be at the discretion of the Board of Directors, and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. In addition, the payment of cash dividends on the common stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities by the Company) and applicable corporate law.

     The only securities sold by STI Delaware during the fiscal year ended September 30, 2001 without registration under the Securities Act of 1933, as amended (the "Securities Act"), were 15,338,129 shares of common stock and 15,322,500 "A" warrants to purchase the Company's common stock at $.41 per share. The Company entered into these transactions with three individuals, each of whom is a Director or executive officer of STI Delaware, and accordingly is an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act.

     An aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants were issued to one of the individuals as consideration for loans made by him to the Company or his personal guarantee of bank loans to the Company. See the table labeled "October 1, 2000 through December 31, 2000 and accompanying text under the caption "Shares and Warrants Issued for Loans and Guarantees", included in Item 12 of this report for further details. In two other instances during the fiscal year 2001, an aggregate of 515,629 shares of common stock and an aggregate of 500,000 warrants were issued for bona fide compensatory and incentive purposes to two accredited investors who were employees or provided consulting services to the Company. Each of the two individuals involved in these transactions continues to be an executive officer or Director of the Company. In each of these issuances, the Board of Directors assigned a value of $.0059 per share of common stock issued, and a value of $.0001 per warrant issued.

     Also during fiscal year 2001 an aggregate of 38,005,103 shares of common stock was issued to seven individuals upon exercise by them of "A" warrants previously issued by the Company. In each of these instances, the consideration
received by the Company was $.14 per share.   See the table labeled "Summary of
2001 "A" Warrant Exercises" and the accompanying text under the caption "Warrant Exercises at Reduced Price", included in Item 12 of this report for further details.

Item 6.   Management's Discussion and Analysis or Plan of Operation
------    ---------------------------------------------------------

Net Sales

     Net sales increased $2,890,288 (78%) in fiscal year 2001 from $3,719,942 to $6,610,230. This increase was comprised of additional sales in each of the following categories:

a) appliance sales            $2,146,003 (159%) increase from $1,352,537 to $3,498,540
b) sorbent sales              $  728,228 ( 75%) increase from $  977,357 to $  249,129
c) automotive sales           $1,399,423 (115%) increase from $1,217,173 to $2,616,596
d) building and other sales   $   73,090 ( 42%) increase from $  172,875 to $  245,965

     These sales increases resulted from expanded sales efforts directed to new and present automotive, building and appliance product customers, and development and commercialization of new products. Automotive sales increased due to a contract completed with one of the large automotive parts supplier. Sorbent sales declined as the product line was terminated and efforts were directed to the more profitable product lines of automotive and appliance sales.

Gross Loss

     Cost of sales was calculated to be 155% and 110% of net sales for fiscal year 2001 and 2000, respectively. The increase in cost of sales was mainly attributable to production line inefficiencies as new automotive and appliance products were introduced into the production line.

General and Administrative

     General and Administrative expenses totaling $6,276,794 in 2001 increased $973,945 or 18% over the prior year. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses, including inventory and accounting information systems to support the Company's anticipated growth. The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful.

Selling

     Sales efforts were expanded in present and new market areas and selling expenses increased $646,527 (188%) from $344,427 in fiscal year 2000 to $990,954 in fiscal year 2001. This increase in expenses was due to a concerted effort to accelerate the Company's entrance into the appliance and automotive markets. Sales efforts included marketing, samples and technical knowledge resulting in appliance and automotive markets resulting in additional sales. There was no assurance that anticipated sales related expenses would result in additional sales.

Depreciation and amortization

     Depreciation and amortization expense was $1,124,007 for 2001 compared to $524,315 for 2000 or a 114% increase. This increase is due to start-up of manufacturing equipment and increased loan costs.

Interest expense

     Interest expense was $2,100,124 or $849,154 greater than interest expense of $1,250,970 in the prior year. This increase is due to the increase in the Company's long-term debt incurred in order to meet the Company's working capital requirements and fund the acquisition of manufacturing equipment.

Loss on disposition of manufacturing equipment

     Loss on disposition of manufacturing equipment was $824,973 for 2001 compared to $221,835 for 2000 or a 272% increase. In 2001, the Company determined that the original production line was obsolete, due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of $824,973. In 2000, the Company sold various pieces of previously purchased used equipment for a loss of $221,835.

Liquidity and Capital Resources
                            Selected Financial Data
                            -----------------------

                                         Fiscal Year Ended September 30,
                                          2001           2000          1999
Statement of Operations:
 Net Sales                           $  6,610,230   $  3,719,942   $ 2,349,400
 Gross Profit (Loss)                 $ (3,652,517)  $   (373,654)  $   136,345
 Net Loss                            $(16,222,391)  $ (9,761,397)  $(5,553,474)
 Cash Used In Operating
  Activities                         $(12,084,379)  $ (7,511,970)  $(4,187,958)
 Capital Expenditures                $( 3,143,130)  $ (7,179,932)  $(3,397,564)

Balance Sheet:
 Total Assets                        $ 14,934,887   $ 13,176,030   $ 5,806,841
 Total Debt                          $ 30,076,865   $ 20,170,517   $12,571,202
 Working Capital                     $(28,424,663)  $(15,437,573)  $(4,295,153)
 Common Stockholders
   Equity (deficit)                  $(22,310,147)  $(11,500,500)  $(9,097,105)

Net Loss Per Share:
Basic and diluted                    $      (0.11)  $      (0.10)  $     (0.17)

Weighted average number
Of Common Shares Used In
Computing Net Loss Per Share:
Basic and diluted                     142,786,989     95,305,481    32,748,092

     The Company has funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and borrowing and the exercise of "A" warrants (see below). During fiscal year 2001, the Company received proceeds of $1,250,000 from long-term bank loans, $9,267,528 from stockholder loans, net additions to a revolving note of $1,469,869, and $5,053,108 from the exercise of "A" warrants. These funds were necessary in order to fund the ongoing daily operations, research and product development (See "Research and Product Development" under Business), capital improvements on existing lines, and design and construction of additional lines. In 2000, the Company significantly underestimated the costs of completing production Line 3 and Line 4 and therefore required significant more working capital in 2001.

     In August 2001, the Company extended the same offer as in its earlier private placement memorandum of January 2000 (the "PPM") to its "A" warrant holders to allow them the opportunity to purchase a share of common stock for $.14 plus surrender the related "A" warrant otherwise convertible to common stock at $.41 per share. The reduced exercise price of $.14 was continued from the PPM without using a formal valuation study to determine the market value of the common stock. The Company extended the offer to allow its "A" warrants holders a final opportunity to exercise their "A" warrants at the reduced exercise price before the December 31, 2001 expiration date, and to raise additional working capital. There were 38,005,103 "A" warrants surrendered and 38,005,103 shares of common stock issued under the 2001 offering, for a total exercise amount of $5,320,715. The Company received cash proceeds of $5,053,108, of which 99% came from management of the Company. Five Directors of the

Company elected to convert a portion of the "A" warrants held by them to shares of common stock by the reduction of $267,607 of obligations owed to them by the Company (see "Certain Relationships and Related Transactions").

      The Company has committed to an additional production line (Line 5) as of September 30, 2001. The capitalized costs of the line is estimated to be $2.0 million and is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of September 30, 2001, the Company had incurred costs of $220,000 relating to the construction of this line.

      The Company has experienced increases in the cash used by operations from $4,187,958 in 1999 to $7,511,970 in 2000 to $12,084,379 in 2001. The Company's
working capital and stockholders' deficit as of September 30, 2001 were $(28,424,663) and $(22,310,147) as compared to $(15,437,573) and $(11,500,500), respectively, at September 30, 2000. The Company has committed to the increases in capacity and improvements to its infrastructure and operations to satisfy the procurement requirements of large automotive and appliance manufacturers and automotive tier one suppliers in order to attract them as customers.

      The Company anticipates operations to provide positive cash flow in 2002 due to anticipated increased sales, which have been made possible by the increased production capacity and efficiencies, and due to the reduction in cost of sales, which is due to the modifications made to the production process. The modifications to the production process are anticipated to allow a significant portion of the Company's product to be generated from the its own feed stock scrap. Further, the Company will complete certain processes on the production line, which had been provided by off-line manufacturers, which significantly reduces the cost of finished goods and freight costs.

      A member of management has committed to provide necessary loans to the Company and to provide his personal guarantee for any additional bank loans to the Company, at least through fiscal year 2002, to complete the meltblown technology development, construction of production lines for increased capacity, acquisition of other manufacturing equipment and fund all reasonable working capital requirements. He was the only member of management with the financial resources to continue making substantial additional loans and bank guarantees after the PPM. He continued to receive 2.5 shares of common stock assigned a value of $.0059 per share, and 2.5 "A" warrants assigned a value of $.0001 per warrant, for each dollar loaned and for each dollar of bank loan commitments personally guaranteed through December 31, 2000, in addition to a promissory note for the amounts advanced by him directly to the Company. This major stockholder was unwilling to continue providing loans and guarantees after the PPM on any basis other than the historical share and warrant issuance program for each dollar loaned or guaranteed. The other Directors were reluctant to continue this share and warrant issuance program after the PPM because of the dilution of stockholder ownership percentages, but determined it was in the best interest of the Company and all of the stockholders to do so because of, among other maters, the difficult financial condition of the Company and the lack of other viable options for continued funding of working capital and capital improvement needs.

     Although the Company required substantial additional stockholder loans after December 31, 2000, the historical share and warrant issuance program of
2.5 shares of common stock and 2.5 "A" warrants for each dollar loaned and for each dollar of bank loan commitments personally guaranteed was terminated as of December 31, 2000. The major stockholder was convinced to continue providing financial resources to the Company after that date without requiring the share and warrant issuance program. Among the factors leading to these decisions were, starting in January 2001, reduced risk associated with the Company because of anticipated new customer sales contracts, improved gross production and the completion of new production lines that would increase future capacity. See Item 12 for further details.

Item 7.    Financial Statements
-------    --------------------

     The Company incorporates herein by this reference the accountants' report, the financial statements and the related notes appearing in the exhibit attached
to this report as Exhibit 99.04.   Each of the items incorporated herein by
reference is listed by reference to the page where it appears or begins in
Exhibit 99.04 as part of the description thereof in the Exhibit Index included by reference in Item 13 of this report.

Item 8.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     None.

                                    PART III
                                    ---- ---

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
-------    -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------


                                   MANAGEMENT

     The names, ages and positions with the Company of the Directors and executive officers of the Company throughout fiscal year 2001 are as follows:


            Name                 Age           Position
            ----                 ---           --------
Jerome Bauman                     58           President and Chairman

William G. Buckles, Jr.           44           Chief Financial Officer, Vice President,
                                               Secretary Treasurer and Director

Ron Basar                         51           Vice President and General Manager

Jan Arnett                        51           Director

Craig Babcock                     53           Director

Raymond Juska                     64           Director

David M. Veltman                  71           Director

Greg Veltman                      43           Director

Phil Palm                         51           Director

Ken Arsenault                     53           Director

Jerome Bauman has served as President and Chairman of the Board of Directors of the Company since March 1996. For more than a decade Mr. Bauman has participated as a Managing Partner in JAJ Cellular, Inc., a company making successful equity investments in cellular licenses. From 1989 through 1995, Mr. Bauman took an equity position in and served as Chairman of Infopage, Inc., a company involved primarily in the radio paging industry. During that time, lnfopage grew from 5,000 subscribers to over 100,000 subscribers largely from acquisitions and development of an east coast paging operation that it owned and managed in a joint venture development with Southern New England Telecommunications Corp. ("SNET"). Infopage's ownership interest in that venture was sold to SNET in October 1993 for net proceeds approximating $5.5 million. From November 1978 through December 1986, Mr. Bauman held an equity position in and served as the President and Chief Operating Officer of Cablentertainment Group of companies. In this position, Mr. Bauman was responsible for the acquisition, financing and operations and ultimate sale of all of Cablentertainment's cable properties. Cablentertainment began operations in 1978, raising $55 million in capital through private placements for ventures set up to acquire and develop cable television systems. Over an eight-year period, it acquired 65 cable television systems in New Jersey, Pennsylvania, Ohio, Virginia, West Virginia, Maryland and Kentucky. The companies were sold in 1986 for $251 million. At the time of sale the Cablentertainment Group serviced over 180,000 subscribers with annual revenue in excess of $35 million. From February 1964 through November 1978, Mr. Bauman, a certified public accountant, was a partner in Mann, Brown and Bauman, a New York CPA firm specializing in communications industries, notably radio, movie production and publishing.

William G. Buckles, Jr., Director, Vice-President, and Treasurer of the Company since December 1996, and Secretary of the Company since October 1997, is President and Chief Financial Officer of Southern Management Services, Inc. Bill specializes in all financial aspects of health care relating to life care retirement communities, adult congregate living facilities, and skilled nursing centers, and is SMSI's liaison with various financial institutions, the Department of Insurance of the State of Florida, and the Agency for Health Care Administration. He holds an AA degree in computer systems from Manatee Community College and a BA degree in accounting from the University of South Florida, having graduated magna cum laude from both.

Ron Basar has served as Vice President and General Manager of the Company since August 1999. He is an experienced senior executive with 28 years of industrial experience. Ron has an MBA in Finance from Rochester Institute of Technology
(1979) and BS in Chemical Engineering, minor in Electrical Engineering (1972) from Wayne State University. He was also with AM International for 10 years as a Vice President and was instrumental in the development of new markets, manufacturing methods and products. He was also on the executive turnaround team, which took the company from a Chapter 11 bankruptcy to a going concern in six months. From 1996 to 1998, Ron was the General Manager of BMI, Inc. for 3 years. Under his leadership, BMI developed a revolutionary semi-conductor-shielding device for the telecommunications industry. The major clients were Motorola, Nokia, Qualcomm and Dell. During his tenure at BMI, the sales and revenues grew 100% for three consecutive years. Also,

BMI was awarded the Illinois High Tech Award in 1998.

Jan Arnett, MD, Director of the Company since March 1996, is a board-certified ophthalmologist in private practice in New York, NY. He is a magna cum laude graduate of Wesleyan University in Middleton Connecticut and an honors graduate of University of Pennsylvania School of Medicine. He did medical internship at New York Hospital Cornell Medical Center and ophthalmology residency at New York Eye & Ear Infirmary where he teaches residents and does ophthalmic surgery. He is also president and sole shareholder of Accuprobe, Inc. which owns a state of the art NASA based hyperspectral imaging probe which when attached to low flying aircraft examines the earth for minerals, hydro-carbons and environmental status. The probe is leased to Earth Search Sciences, Inc. of McCall Idaho, which has used the probe commercially.

Craig Babcock, Director of the Company since May 1997, has been a Partner in Babcock and Company since 1993. This company owns, leases and manages commercial, industrial and multi-family properties in the Chicago metropolitan area. Currently, Babcock and Company is developing office/industrial complexes in the Scottsdale Air Park located in Scottsdale, Arizona. Mr. Babcock attended Artesia College in New Mexico.

Raymond Juska, Director of the Company since March 1996, is a retired supervisor of Material Engineering, Electric Boat Division of General Dynamics in Groton, CT and assistant to the Director of Systems and Procedures. He also established procedures for training and implementing a system for electronic parts numbering and quality assurance in connection with certain submarine systems.

David M. Veltman, Director of the Company since December 1996, is the Chairman and Chief Executive Officer of Southern Management Services. With a BS degree in Business Administration, Dave spent over 20 years in the banking, finance, and computer industries. From 1977 through 1999 he was an owner, developer and managing general partner of numerous highly successful retirement and health care communities in Florida. Dave is the co-founder of Southern Management Services, Inc., nationally respected for its innovative developments in providing superior services to several thousand residents. He is the father of Greg Veltman, Director of StrandTek International, Inc.

Greg Veltman has served as Director of the Company since October 1998. He is the Executive Vice President of Southern Management Services, and has been involved in the site planning, development and construction of commercial and health care properties since joining the organization 16 years ago. Greg is a Florida State Certified Class A General Contractor and has been involved in the development and management of a wide variety of businesses. His responsibilities include overseeing all aspects of construction and development for the facilities managed by SMSI. As a past member on the Advisory Committee to the Director of the Department of Health and Rehabilitative Services, now known as the Agency for Health Care Administration, Greg played a key role in setting new rules and regulations for construction standards. Greg has lived in the Tampa
Bay area for his entire adult life.   He is the son of David M. Veltman,
Director of StrandTek International, Inc.

Phil Palm, Director of the Company since December 1999, is the Vice President of Operations and Marketing of Southern Management Services. Phil has been with Southern Management Services, Inc., or its affiliates, since 1987 and has filled various key management roles with the company prior to being promoted to his current position. Phil began his career at SMSI as an employee of an affiliated start-up company and subsequently was involved with SMSI's management ventures that ranged from a video store chain to a telecommunications company. Phil had oversight responsibility of all the healthcare facilities managed by SMSI, and that position was responsible for over 3,000 employees.

Ken Arsenault, Director of the Company since August 17, 2000, is President of Arsenault & Reardon, P.A., a law firm. He has been a practicing attorney since 1978. He practices in the areas of residential and commercial real estate, residential and commercial real estate lending and commercial business lending and corporate practices. His clients include various banks, real estate
investors, developers and builders as well as many corporate entities.   He is
also President of Title Agency of Florida, Inc., which has underwritten over one billion dollars in title insurance utilizing the major title insurance underwriters, and annually closes transactions valued in aggregate in excess of one hundred million dollars.

     All Board of Directors members serve for the term for which elected and serve until resignation, removal or death.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and applicable regulations of the Securities and Exchange Commission ("SEC") require the officers and Directors of STI Delaware and all persons who beneficially own more than 10% of STI Delaware's $.0001 par value common stock (collectively, the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the SEC, and to furnish copies to STI Delaware. Specific due dates for these reports have been established by statute and the SEC. STI Delaware is required to publicly disclose specified information regarding compliance by the Reporting Persons with these filing obligations.

     Based on its review of reports filed with the SEC and representations of certain Reporting Persons, STI Delaware believes all Reporting Persons have complied with their Section 16(a) filing obligations with respect to the fiscal year ending September 30, 2001 except as previously reported or as shown in the following table. None of the persons listed below had a Section 16(a) filing obligation with respect to STI Delaware prior to that time.

                                       No. of             No. of
          Name                     Late Reports       Transactions
          ----                     ------------       ------------
          Jan Arnett                    2                  1
          Jerome Bauman                 2                  2
          William G. Buckles, Jr.       2                  2
          Ron Basar                     2                  1
          Phil Palm                     3                  2
          David M. Veltman              7                  6
          Greg Veltman                  2                  1

Item 10   Executive Compensation
-------   ----------------------

     The following table sets forth certain information with respect to compensation awarded, earned or paid during the three fiscal years ended September 30, 2001 to the three executive officers of the Company for their services in all capacities to the Company.

Summary Compensation Table
--------------------------

                                                                    Annual Compensation
                                                                       (Dollar Amounts)
                                                     -----------------------------------------------------
     Name And Principal                                                                   Other Annual
Positions With The Company            Year               Salary             Bonus         Compensation /1/
--------------------------            ---                ------             -----         ---------------
Jerome Bauman, President and          2001               22,500                  -                   -
Chairman of the Board                 2000               22,500                  -              15,975
                                      1999               22,500                  -               4,500

William G. Buckles, Jr., CFO,         2001               45,000                  -                   -
VP, Treasurer/Secretary               2000               45,000                  -              25,279
                                      1999               45,000                  -              33,765

Ron Basar, VP and General             2001              125,000             43,750                  92
Manager                               2000              125,000             50,000                   -
                                      1999               53,000             12,500                  60

____________________

/1/ Messrs. Bauman and Buckles received common stock and "A" warrants related to individual loans by them to the Company and personal guarantees by them of bank loans to the Company. See Item 12. Mr. Basar received an award of common stock for bona fide compensatory and incentive purposes in connection with his employment with the Company. For purposes of this table only, the aggregate of the values assigned by the Company to the common stock ($.0059 per share) and "A" warrants ($.0001 per warrant) is disclosed as other annual compensation. (See "Certain Relationships and Related Transactions")

     Directors are not paid for their services in that capacity, or for attendance at meetings of the Board of Directors or of any committees of the Board on which they may serve, but are reimbursed for their out of pocket expenses incurred in attending those meetings. Directors David M. Veltman and Phil Palm, however, have been compensated for consulting services provided to the Company. Mr. Veltman was paid $45,000 for these services in each of the fiscal years 2001 and 2000. Mr. Palm received a grant of 500,000 shares of common stock, assigned a value of $.0059 per share, and 500,000 "A" warrants, assigned a value of $.0001 per warrant, in January 2001 for his consulting services.

     Southern Management Services, Inc. was paid $504,000 and $360,000 for the fiscal years 2001 and 2000 for accounting, marketing and administrative services provided to the Company. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman. SMSI also charged the Company $66,000 and $70,000 for the fiscal years 2001 and 2000, respectively, for health insurance.

     Southern Aviation and Marine DE, Inc. ("SAM") was paid $71,800 and $81,000 for fiscal years 2001 and 2000, respectively, for travel services provided to the Company. SAM is owned by David M. Veltman and Greg Veltman.

Information concerning the positions with the Company held by, and the ownership of common stock and "A" warrants of the Company owned by, Messrs. Buckles, Palm, David M. Veltman, and Greg Veltman is contained in Items 9 and 11 of this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth, as of September 30, 2001, the outstanding shares of common stock and the outstanding warrants of the Company beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock and warrants, as well as the name and stockholdings of each officer and Director of the Company, and the stockholdings of those officers and Directors as a group:

                                             Number of Shares     Number of Warrants                      Percent
             Name/1/, /2/                  Beneficially Owned     Beneficially Owned          Total      Ownership
Jan Arnett                                        18,640,084                       -       18,640,084      10.24%
Ken Arsenault                                              -                       -                -       0.00%
Craig Babcock                                        541,600                       -          541,600       0.30%
Ron Basar                                            315,625                 300,000          615,625       0.34%
Jerome Bauman                                     10,441,204                       -       10,441,204       5.74%
William G Buckles, Jr.                            30,854,945                       -       30,854,945      16.95%
Raymond Juska                                        237,610                       -          237,610       0.13%
Phil Palm                                          2,000,000                       -        2,000,000       1.10%
Greg Veltman                                      11,634,452                       -       11,634,452       6.39%
David Veltman                                    102,797,944                       -      102,797,944      56.47%
Total officers and directors as a group          177,463,464                 300,000      177,763,464      97.50%
(10 persons)

/1/ All persons listed can be contacted at 455 N. Indian Rocks Road, Belleair Bluffs, FL 33770.
/2/ All warrants are exercisable at issuance to purchase an equal number of shares of common stock.

Item 12   Certain Relationships and Related Transactions
-------   ----------------------------------------------

Introduction
------------

     Certain transactions and agreements involving the Company and certain persons or entities during fiscal 2001 and 2000 are described below. The Company's Board of Directors believes the terms involved in each of the transactions and agreements described in this Item 12 were at least as favorable to the Company as those available to the Company from unaffiliated third parties. The beneficial ownership of the Company's common stock and warrants owned by various of the persons mentioned below is set forth in Item 11 of this report. By virtue of his beneficial ownership of common stock of the Company, David M. Veltman may be considered to be the "parent" of the Company within the meaning of the Exchange Act. At September 30, 2001, and at December 31, 2001, Mr. Veltman beneficially owned 56.47% of the outstanding common stock of the Company.


Compensation for Services
-------------------------

     Apptech, Inc. provided certain consulting services to the Company, principally in the area of research and development, for a period until the Company terminated the contract in July 2000. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August 2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December 1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the services of the Company. The Company paid

Apptech, Inc. approximately $250,000 for the fiscal year 2000 for these services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. owned 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D" warrants of the Company, all of which expired December 31, 2001.

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999, and he was formerly an employee of Apptech, Inc. Mr. Appel was convicted in federal court of conspiracy to violate securities law in November 1999 in connection with Embrace Systems Corporation 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company paid Regenex $180,000 and $30,000 for its services in fiscal years 2001 and 2000, respectively. Curtis Appel indirectly owns common stock and owned warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications owned 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company, all of which expired December 31, 2001. CJR owns 137,709 shares of common stock of the Company. CJR owned 89,831 "A" warrants, which expired December 31, 2001.

     Southern Management Services, Inc. provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company incurred approximately $504,000 and $360,000 for these services for fiscal years 2001 and 2000, respectively. The Company reimbursed SMSI approximately $48,000 and $51,000 in fiscal years 2001 and 2000, respectively, for travel, phone and other out-of-pocket expenses. SMSI also charged the Company approximately $66,000 and $70,000 for health insurance for the fiscal years 2001 and 2000, respectively. See the final paragraph of Item 2 of this report for a description of SMSI, thus far rent free provision of office space to the Company.

     Southern Aviation and Marine DE, Inc. provides travel services to the Company from time to time. SAM is owned by David M. Veltman and Greg Veltman, each of whom is a Director of the Company. The Company incurred approximately $71,800 and $81,000 for these services for fiscal years 2001 and 2000, respectively.

     In fiscal years 2001 and 2000, Jerome Bauman was paid $22,500, and William
G. Buckles, Jr., and David M. Veltman were each paid $45,000, for consulting services regarding the operations of the Company. See the table under Item 10 of this report and the succeeding text for further details. Each of these gentlemen is an executive officer and/or Director of the Company.

     Ron Basar, an executive officer and full time employee of the Company, received 15,625 shares of common stock, assigned a value of $.0059 per share, in addition to his salary and bonus for fiscal 2001 as detailed in the table under
Item 10 of this report. For his consulting services to the Company, Phil Palm, one of the Company's Directors, received 500,000 shares of common stock, assigned a value of $.0059 per share, and 500,000 "A" warrants, assigned a value of $.0001 per warrant, in January 2001.

Warrant Exercises at Reduced Price
----------------------------------

     In January 2000, the Company offered its "A" warrant holders the opportunity to purchase a share of common stock for $.14, plus the surrender the related "A" warrant otherwise convertible to common stock at $.41 per share. The $.14 exercise price in the private placement memorandum used in the offering (the "PPM") was established based on the amount of short-term working capital needed, without using a formal valuation study to determine the market value for the common stock. The Company anticipated the PPM would generate $2,000,000 of working capital. Approximately $1,500,000 of working capital was expected to be generated by the conversion of "A" warrants to shares of common stock by management of the Company, and the remaining $500,000 by the conversion of "A" warrants to shares of common stock by outside investors. Further, to reduce the Company's working capital requirement related to servicing stockholder loans, a reduction of $5,500,000 of stockholder loans and accrued expenses was anticipated via the expected lowered price conversion of "A" warrants held by six Directors of the Company to shares of common stock through the reduction of obligations in that amount owed to them by the Company.

     There were 50,887,758 "A" warrants surrendered and 50,887,758 shares of common stock issued under the PPM. The Company received cash proceeds of $1,588,925. Management converted 10,951,934 "A" warrants to an equal number of shares of common stock for $1,533,271 of cash proceeds to the Company. Outside investors converted 397,531 "A" warrants to 397,531 shares of common stock for $55,654 of cash proceeds to the Company, or $444,346 less than the $500,000 anticipated by the Company. Six Directors of the Company elected to convert 39,538,293 "A" warrants to the same number of shares of common stock by the reduction of $5,535,361 of obligations owed to them by the Company. The total consideration from the PPM offering was $7,124,286. The Company's management accounted for 99% of the total exercise amount. See the table below.


                     Summary of 2000 "A" Warrant Exercises

                                            Reduction of        Cash           Total
                           "A" Warrants      Company's        Proceeds        Exercise
         Name               Exercised       Obligations      to Company        Price
         ----               ---------      --------------    ----------        -----
Jan Arnett                     5,829,483      $  715,727       $  100,401    $  816,128
Craig Babcock                    222,073          31,090                -        31,090
Ron Basar                        300,000               -           42,000        42,000
Jerome Bauman                  5,123,731         659,404           57,918       717,322
William G. Buckles, Jr.       13,049,655       1,659,626          167,326     1,826,952
Raymond Juska                     97,505               -           13,651        13,651
Phil Palm                      1,000,000               -          140,000       140,000
Greg Veltman                   4,254,791         345,671          250,000       595,671
David M. Veltman              20,612,989       2,123,843          761,975     2,885,818
All others                       397,531               -           55,654        55,654
                           ------------------------------------------------------------
Total                         50,887,758      $5,535,361       $1,588,925    $7,124,286
                          =============================================================

     In August 2001, the Company extended the same offer as in its earlier PPM to its "A" warrant holders. The reduced exercise price of $.14 was continued from the PPM without using a formal valuation study to determine the market value of the common stock. The Company extended the offer to allow its "A" warrants holders a final opportunity to exercise their "A" warrants at the reduced exercise price before the December 31, 2001 expiration date, and to raise additional working capital. There were 38,005,103 "A" warrants surrendered and 38,005,103 shares of common stock issued under the extension of the offering, for a total exercise amount of $5,320,715. The Company received cash proceeds of $5,053,108, of which 99% came from management of the Company. Five Directors of the Company elected to convert a portion of the "A" warrants held by them to shares of common stock by the reduction of $267,607 of obligations owed to them by the Company. See the table below.


                     Summary of 2001 "A" Warrant Exercises

                                              Reduction of          Cash             Total
                           "A" Warrants        Company's          Proceeds          Exercise
         Name                Exercised        Obligations        to Company          Price
         ----                ---------        -----------        ----------          -----
Jan Arnett                   3,255,000           $ 66,142        $  389,558        $  455,700
Jerome Bauman                  250,000             35,000                 -            35,000
William G. Buckles, Jr.      1,806,668            102,934           150,000           252,934
Phil Palm                      500,000             12,000            58,000            70,000
Greg Veltman                 1,312,435             51,531           132,210           183,741
David M. Veltman            30,581,000                  -         4,281,340         4,281,340
Other investors                300,000                  -            42,000            42,000
                           ------------------------------------------------------------------
Total                       38,005,103           $267,607        $5,053,108        $5,320,715
                           ==================================================================


Shares and Warrants Issued for Loans and Guarantees
---------------------------------------------------

     Since the Company commenced operations, it has been necessary to almost constantly obtain funding in order to finance research and product development, business operations and capital requirements. Substantially all of this funding has been accomplished through the efforts of some of the major stockholders of the Company, all of whom are Directors as well. Those individuals have advanced money to the Company directly, or have personally guaranteed bank loans or leases of the Company. In return, through December 31, 2000 the individual lenders and guarantors have received 2.5 shares of the Company's common stock and 2.5 "A" warrants for each dollar loaned and for each dollar of bank loan commitments personally guaranteed, in addition to a promissory note for the amounts advanced directly to the Company. The individual loans to the Company by stockholders are typically represented by a promissory note due on demand, and bearing interest at prime plus 1%. This type of funding continued to be needed in fiscal year 2001. In 2001 and 2000 the Company's Board of Directors assigned to each share of common stock issued under these arrangements a value of $.0059, and to each "A" warrant so issued a value of $.0001.

      Only one member of management, David M. Veltman, had the financial resources to continue making substantial additional loans and bank guarantees after the PPM issued in January 2000. This stockholder provided loans and guarantees of $3,914,569 from October 1, 1999 through January 10, 2000 (the date of the PPM), and $5,803,400 from January 11, 2000 through September 30, 2000, for a total of $9,717,969 for fiscal 2000. The other members of management, in aggregate, provided loans and guarantees of $4,313,137 from October 1, 1999 through January 10, 2000 (the date of the PPM), and $1,500,000 from January 11, 2000 through September 30, 2000, for a total of $5,863,137 for fiscal 2000. David M. Veltman was unwilling to continue providing loans and guarantees after the PPM on any basis other than the historical program of receipt of 2.5 shares of common stock assigned a value of $.0059 per share, and 2.5 "A" warrants assigned a value of $.0001 per warrant, for each dollar loaned or guaranteed. The other Directors were reluctant to continue this share and warrant issuance program after the PPM because of the dilution of stockholder ownership percentages, but determined it was in the best interest of the Company and all of its stockholders to do so because of, among other matters, the difficult financial condition of the Company and the lack of other viable options for continued funding of working capital and capital improvement needs.


      Although the Company required substantial additional stockholder loans after December 31, 2000, the historical share and warrant issuance program for dollars loaned and for personal guarantees of bank loan commitments was terminated by the Company as of December 31, 2000. David M. Veltman was convinced to continue providing financial resources to the Company after that date without requiring the share and warrant issuance program. Among the factors leading to these decisions were, starting in January 2001, reduced risk associated with the Company because of anticipated new customer sales contracts, improved gross production and the completion of new production lines that would increase future capacity.

      See the tables below for a summary during the periods indicated of common stock and "A" warrants issued by the Company in connection personal loans made to the Company or personal guarantees of bank loan commitments to the Company.



                                Fiscal Year 2000

               Bank Loans   Individual Loans                     Common        Warrants
    Name       Guaranteed      to Company        Total        Stock Issued      Issued       Total
    ----       ----------      ----------        -----        ------------      ------       -----
Arnett         $1,490,000        $1,077,000   $ 2,567,000       6,417,500     6,417,500   12,835,000
Bauman            740,000           325,000     1,065,000       2,662,500     2,662,500    5,325,000
Buckles           240,000         1,445,235     1,685,235       4,213,087     4,213,087    8,426,173
D. Veltman      3,990,000         5,727,969     9,717,969      24,294,922    24,294,922   48,589,843
G. Veltman        240,000           230,902       470,902       1,177,254     1,177,254    2,354,508
Babcock                              75,000        75,000         187,500       187,500      375,000
               ------------------------------------------     --------------------------------------
Total          $6,700,000        $8,881,106   $15,581,106      38,952,763    38,952,763   77,905,524
               ==========================================     ======================================


                   October 1, 2000 through December 31, 2000
                   -----------------------------------------


                 Bank Loans      Individual Loans                      Common          Warrants
   Name          Guaranteed         to Company          Total       Stock Issued        Issued          Total
   ----          ----------         ----------          -----       ------------        ------          -----
Arnett           $        -         $        -        $        -               -                -              -
Bauman                    -                  -                 -               -                -              -
Buckles                   -                  -                 -               -                -              -
D. Veltman        2,650,000          3,279,000         5,929,000      14,822,500       14,822,500     29,645,000
G. Veltman                -                  -                 -               -                -              -
                                             -                 -               -                -              -
                 -----------------------------------------------    --------------------------------------------
Total            $2,650,000         $3,279,000        $5,929,000      14,822,500       14,822,500     29,645,000
                 ===============================================    ============================================

Item 13.     Exhibits, and Reports on Form 8-K
--------     ---------------------------------

(a)  Exhibits Required By Item 601 of Regulation S-B.


     The exhibits required by Item 601 of Regulation S-K to be filed as part of this report are listed in the Exhibit Index immediately following the signature page of the Form 10-KSB. That listing is incorporated herein by this reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by Registrant during the last quarter of the fiscal year covered by this report on Form 10-KSB.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STRANDTEK INTERNATIONAL, INC.


January 11, 2002                    By: /s/ JEROME BAUMAN
                                        --------------------------------------
                                        Jerome Bauman, Chairman and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated. Titles are shown as of September 30, 2001, and are still current, except as otherwise indicated.

  Date              Title                             Name
------------------  -------------------------       ----------------------------------
January 11, 2002    Director/Chairman/President       /s/ JEROME BAUMAN
                    (principal executive officer)     ------------------------------------
                                                      Jerome Bauman

January 11, 2002    Director/CFO/Vice President       /s/ WILLIAM G. BUCKLES, JR.
                    (principal financial officer)     ------------------------------------
                                                      William G. Buckles, Jr.

January 11, 2002    Director                          /s/ JAN ARNETT
                                                      ------------------------------------
                                                      Jan Arnett

January 11, 2002    Director                          /s/ CRAIG BABCOCK
                                                      ------------------------------------
                                                      Craig Babcock

January 11, 2002    Director                          /s/ RAYMOND JUSKA
                                                      ------------------------------------
                                                      Raymond Juska

January 11, 2002    Director                          /s/ DAVID M. VELTMAN
                                                      ------------------------------------
                                                      David M. Veltman

January 11, 2002    Director                          /s/ GREG VELTMAN
                                                      ------------------------------------
                                                      Greg Veltman

January 11, 2002    Director                          /s/ PHIL PALM
                                                      ------------------------------------
                                                      Phil Palm

January 11, 2002    Director                          /s/ KEN ARSENAULT
                                                      ------------------------------------
                                                      Ken Arsenault

Supplemental Information to be Furnished With Reports Filed Pursuant to Section
              15(d) of the Exchange Act by Non-reporting Issuers


     Registrant has not furnished (i) its security holders with an annual report covering the fiscal year covered by this report, or (ii) proxy soliciting material to 10 or more of its security holders with respect to any annual or other meeting of security holders.

                                 EXHIBIT INDEX

     Each exhibit listed below is filed with this Form 10-KSB, or incorporated herein by the reference thereto included in the listing.

     Exhibit No.     Description of Exhibit
     -----------     -----------------------------------------------------------

       3.01 Certificate of Incorporation of Registrant as originally filed in Delaware on October 27, 1987, incorporated herein by this reference to exhibit 3.a to the Registration Statement on Form S-18 (Registrant No. 33-22169 C) filed with the SEC on May 27, 1988 (including its amendments, the "Form S-18").

       3.06 Bylaws of Registrant, incorporated herein by this reference to exhibit 3.b to the Form S-18.

       4.01          Form of certificate for Common Stock

       4.02          Form of the Company's Series "A" Warrants.

       4.03          Form of the Company's Series "B" Warrants

       4.04          Form of the Company's Series "C" Warrants.

       4.05          Form of the Company's Series "D" Warrants

      10.01* Agreement dated August 3, 1995 with Apptech, Inc., and the attached Acknowledgment, Non-Disclosure and Non Competition Agreement of same date with David Sanborn and Curtis Appel.


      10.08 Form of promissory note used by the Company in connection with borrowings from its affiliates.

      21.01          Subsidiaries of Registrant.

      23.01          Consent dated January 11, 2002 from Harper VanScoik &
                     Company, LLP.

      99.04 Financial statements required to be filed by Item 7 of this report:

--------------------------------------------------------------------------------

                                                                 Page Number
                                                            Within Exhibit 99.04
                                                            --------------------
      Independent Auditor's Report                                         1
      Consolidated Balance Sheets as of
           September 30, 2001 and 2000                                     2
      Consolidated Statements of Operations for
          the years ended September 30, 2001 and 2000                      4
      Consolidated Statements of Changes in Capital Deficiency
          for the years ended September 30, 2001 and 2000                    5
      Consolidated Statements of Cash Flow
          for the years ended Statement 30, 2001 and 2000                    6
      Notes to Consolidated Financial Statements                             7
--------------------------------------------------------------------------------

* Identifies exhibits that is a management contract, or a compensatory plan or arrangement as required by the rules of the SEC.