Form 10QSB
period 2001-12-31
STRANDTEK INTERNATIONAL INC /
filed 2002-02-15
CIK 833844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

       For the quarterly period ended December 31, 2001

[_] Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______ to _______

                      Commission File Number: 33-22169 C


                         STRANDTEK INTERNATIONAL, INC.

       (Exact name of small business issuer as specified in its charter)

                                   DELAWARE

        (State or other jurisdiction of incorporation or organization)

                                  34-1573330

                     (I.R.S. Employer Identification No.)

           455 N. INDIAN ROCKS ROAD, BELLEAIR BLUFFS, FLORIDA 33770

                   (Address of principal executive offices)

                                (727) 585-6333

                          (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Shares of Common Stock, $.0001 par value, outstanding at February 14, 2002:
182,025,174

Transitional Small Business Disclosure Format (Check one): [_] Yes   [X] No

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).
------    --------------------------------

                StrandTek International, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                    Assets
                                    ------
                                                                             December 31,          September 30,
                                                                                 2001                  2001
                                                                          ------------------     -----------------
                                                                              (unaudited)
Current assets:
   Cash                                                                   $            2,757     $          25,753
   Accounts receivable, trade, net of allowance for
      doubtful accounts of $270,000 at quarter ended
      December 31, 2001 and year ended September 30, 2001                          1,588,572             1,489,669
   Other accounts receivable                                                          39,202                37,616
   Inventory:
      Raw materials                                                                  829,613               741,486
      Work in process                                                                133,685                56,554
      Finished goods                                                                 605,351               184,686
   Prepaid expenses                                                                  574,408               260,765
                                                                          ------------------     -----------------

         Total current assets                                                      3,773,588             2,796,529

Equipment and leasehold improvements:
   Manufacturing equipment                                                         9,672,575             9,380,251
   Plant equipment                                                                 1,692,711             1,585,010
   Office equipment                                                                  376,720               365,248
   Leasehold improvements                                                          1,993,851             1,916,167
   Assets held under capital lease agreements                                         93,200                93,200
                                                                          ------------------     -----------------

                                                                                  13,829,057            13,339,876

   Less accumulated depreciation                                                   1,931,044             1,578,115
                                                                          ------------------     -----------------

         Net equipment                                                            11,898,013            11,761,761

Other assets:
   Manufacturing equipment - idle                                                    168,293               168,293
   Deposits                                                                          161,795               132,391
   Note receivable                                                                    44,000                44,000
   Loan costs net of $126,660 (quarter ended December 31, 2001)
      and $120,757 (year ended September 30, 2001) accumulated
      amortization                                                                    27,769                31,913
   Other                                                                             147,285                     -
                                                                          ------------------     -----------------

         Total other assets                                                          549,142               376,597
                                                                          ------------------     -----------------

         Total assets                                                     $       16,220,743     $      14,934,887
                                                                          ==================     =================

                StrandTek International, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                      Liabilities and Capital Deficiency
                      ----------------------------------

                                                                              December 31,           September 30,
                                                                                  2001                   2001
                                                                          -------------------    --------------------
                                                                              (unaudited)
Current liabilities:
   Accounts payable                                                       $         5,369,055    $          4,729,954
   Accrued payroll and related liabilities                                            555,659                 351,268
   Accrued expenses                                                                   216,575                 203,924
   Interest payable - stockholders                                                  2,155,196               1,832,303
   Interest payable - other                                                            46,867                  50,721
   Revolving line of credit                                                         2,500,000               2,500,000
   Stockholders' lines of credit                                                   22,528,718              19,129,718
   Notes payable - demand                                                             525,000                       -
   Current portion of long-term debt with bank                                      2,221,413               2,388,073
   Current portion of capital lease obligations                                        35,232                  35,232
                                                                          -------------------    --------------------

         Total current liabilities                                                 36,153,715              31,221,193

Long-term debt with bank, net of current portion                                    6,136,143               5,973,997
Capital lease obligations, net of current portion                                      48,083                  49,845
                                                                          -------------------    --------------------

         Total liabilities                                                         42,337,941              37,245,035

Capital deficiency:
   Common stock, $.0001 par value,
      200,000,000 shares authorized, 182,025,174 (at quarter ended
      December 31, 2001 and year ended September 30, 2001) issued
      and outstanding                                                                  18,202                  18,202
   Additional paid-in capital                                                      14,983,238              14,983,238
   Accumulated deficit                                                            (41,118,638)            (37,311,588)
                                                                          -------------------    --------------------

         Total capital deficiency                                                 (26,117,198)            (22,310,148)


         Total liabilities and capital deficiency                         $        16,220,743    $         14,934,887
                                                                          ===================    ====================

                StrandTek International, Inc. and Subsidiaries
             Consolidated Condensed Statements of Loss (unaudited)

                                                                                For the three months ended
                                                                                       December 31,
                                                                                2001                 2000
                                                                                ----                 ----
Net sales                                                                 $    2,367,498         $   1,070,029

Cost of sales                                                                  3,264,956             1,971,178
                                                                             -----------            ----------

Gross loss                                                                        897,458              901,149


Operating expenses:
   General and administrative                                                   1,897,696             1,322,481
   Selling expenses                                                                90,017               151,228
   Research and development                                                       107,819               449,865
   Depreciation and amortization                                                  358,833               178,103
   Interest expense                                                               455,229               324,178
   Loss on disposition of manufacturing equipment                                       -               824,973
                                                                             ------------           -----------

         Total operating expenses                                               2,909,594             3,250,828
                                                                             ------------           -----------

Net loss                                                                  $     3,807,052        $    4,151,977
                                                                             ============           ===========

Basic and diluted loss per share                                          $          0.02        $         0.03
                                                                             ============           ===========

                 StrandTek International, Inc. and Subsidiaries
           Consolidated Condensed Statements of Cash Flows (unaudited)


                                                                                For the three months ended
                                                                                      December 31,
                                                                                2001               2000
                                                                                ----               ----
Cash flows from operating activities:
   Net loss                                                              $    (3,807,052)     $   (4,151,977)
   Adjustments to reconcile net loss to net cash
      provided by operations:
         Depreciation and amortization                                           358,833             178,103
         Loss on disposition of assets                                                 -             824,973
         Provision for bad debts                                                       -             172,475
         Stock issued for compensation                                                 -              88,937
         Cash provided (used) due to changes in assets and liabilities:
               Decrease (increase) in accounts receivable                        (98,903)            111,453
               Decrease in other accounts receivable                              (1,586)           (119,566)
               Increase in prepaid assets                                       (313,643)            (73,788)
               Increase in inventory                                            (585,924)           (125,387)
               Decrease in notes receivable                                            -               1,000
               Increase in deposits                                              (29,404)             (5,690)
               Increase in other assets                                         (147,285)                  -
               Increase in accounts payable                                      639,102             902,535
               Increase (decrease) in payroll related liabilities                204,391                (226)
               Increase in interest payable                                      319,039             272,416
               Increase in accrued expenses                                       12,651              40,268
                                                                           -------------        ------------

         Total cash used by operating activities                              (3,449,781)         (1,884,474)

Cash flows from investing activities:
   Purchase of equipment                                                        (489,180)         (1,175,053)
   Proceeds on fixed asset disposal                                                    -              30,000
                                                                           -------------        ------------

         Total cash used for investing activities                               (489,180)         (1,145,053)


Cash flows from financing activities:
   Repayments of long-term debt with bank                                       (504,515)           (319,501)
   Costs to obtain financing                                                      (1,759)                  -
   Proceeds from long-term bank debt                                             500,000                   -
   Net proceeds on stockholders' lines of credit                               3,399,000           3,369,044
   Payments on capital lease obligations                                          (1,761)                  -
   Proceeds from notes payable                                                   525,000                   -
                                                                           -------------        ------------

         Total cash provided by financing activities                           3,915,965           3,049,543
                                                                           -------------        ------------

Net (decrease) increase in cash                                                  (22,996)             20,016

Cash, beginning of period                                                         25,753              97,900
                                                                           -------------        ------------

Cash, end of period                                                      $         2,757      $      117,916
                                                                           =============        ============

Supplemental cash flow disclosures
   Interest paid                                                         $       136,190      $       51,762
                                                                           =============        ============

   Taxes paid                                                            $             -      $            -
                                                                           =============        ============

                StrandTek International, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                               December 31, 2001
                                  (unaudited)

Basis of Presentation
---------------------

         The accompanying consolidated condensed balance sheet as of December 31, 2001 and the related consolidated condensed statements of loss and cash flows for the three-month periods ended December 31, 2001 and 2000 have been prepared without audit by StrandTek International Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished herein, in the opinion of management, reflects all adjustments necessary for a fair presentation of consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items in the quarter ended December 31, 2000 consisting of the loss on the disposition of the original equipment line and the discontinuance of operations of StrandTek West, Inc. (a subsidiary). The results of operations for any interim period are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the requirements for Quarterly Reports on Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements and notes. This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements and notes included in its fiscal year 2001 Annual Report on Form 10-KSB/A (Amendment No. 1).

Summary of Business
-------------------

         The Company's primary business is the manufacture, using the meltblown technology developed by the Company, and sale of meltblown webs and engineered parts made therefrom as acoustical and thermal insulation. Meltblown fibers are a type of synthetic fiber manufactured by employing a stream of high-speed hot air to gradually taper thermoplastic strands and transform them into fibers. The Company manufactures its meltblown fibers from both virgin and recycled polypropylene and PET (polyethylene terephthalate) resins. All of the Company's products are 100% recyclable, and some are also manufactured from recycled materials. Automobile manufacturers are currently using these products for acoustic insulation in vehicles in several different applications, and appliance manufacturers are using these products for insulation in several types of major household appliances. The thermal and acoustical insulating media and parts manufactured by the Company are sold for original equipment manufacturer applications by appliance and automotive manufacturers, and for use in the building and do-it-yourself building supply markets as thermal insulating and gasket media.

Accounting Policies
-------------------

         There were no changes during the quarter ended December 31, 2001 in accounting policies used by the Company.

Customer Concentration
----------------------

         In the quarter ended December 31, 2001, 82% of sales and 90% of trade receivables were with three customers. In the quarter ended December 31, 2000, 75% of sales and 79% of trade receivables were with three customers.

Loss on Disposition of Manufacturing Equipment
----------------------------------------------

         The Company dismantled the original equipment line in East Chicago, Indiana in October 2000, when operations were relocated to Chicago, Illinois, with the intent of reassembling the production line at the new plant. However, during the quarter ended December 31, 2000, the Company determined that the original production line was obsolete due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of $824,973.

Liquidity and Debt Issuance
---------------------------

         The Company has incurred operating losses since production began in 1997 and has negative working capital. During the quarter ended December 31, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and through borrowings. The Company received proceeds of $500,000 from bank debt during this quarter. The interest rate on this bank debt is variable and is based on the bank's prime rate (4.75% as of December 31, 2001). Monthly interest payments began December 1, 2001, and the loan balance is due on or before October 31, 2002. The Company also received $3,399,000 from stockholder loans and $525,000 from non-stockholder investor loans during the December 31, 2001 quarter. These loans are due on demand, with interest payable annually at the rate of prime (4.75% as of December 31, 2001) plus 1%.

         A member of management has committed to provide necessary loans to the Company and to provide his personal guarantee for any additional bank loans to the Company, at least through fiscal year 2002, to complete the meltblown technology development, construction of production lines for increased capacity, acquisition of other manufacturing equipment and to fund all reasonable working capital requirements.

Loss Per Share
--------------

         Basic loss per share of common stock was calculated by dividing the net loss for the quarter by the weighted average number of shares of common stock outstanding during the quarter. The following table reconciles the number of shares utilized in the loss per share calculations as of December 31, 2001 and 2000.

                                                         2001              2000
                                                         ----              ----
Net loss                                             $ (3,807,052)     $ (4,151,977)
Basic and diluted loss per share of common stock     $       0.02      $       0.03
Weighted average number of shares of common stock     182,025,174       136,601,108

         Warrants that could potentially dilute basic loss per share at December 31, 2001 and 2000 were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

Related Party Transactions
--------------------------

         The Company continues to rely on certain services provided by related parties, and on continued loans from, and personal guarantees of bank loans to the Company by, a member of management.

Shares of Common Stock and Warrants
-----------------------------------

         On December 31, 2001 an aggregate of 4,692,499 of the Company's warrants to purchase shares of the Company's common stock at $.41 per share to $1.62 per share expired. There were no changes in the number of shares of common stock outstanding during the quarter ended December 31, 2001.

         During the quarter ended December 31, 2000, an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share were awarded to a member of management under the Company's historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company. The Company entered into these non-public transactions directly with a Director of the Company, an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act of 1933, and without registration under that act.

         Please see the table below for changes in shares of common stock and warrants issued and outstanding for the quarters ended December 31, 2001 and 2000:

                    For the quarter ended December 31, 2001

                                              Common Stock    "A" Warrants    "B" Warrants    "C" Warrants   "D" Warrants
                                              ------------    ------------    ------------    ------------   ------------
Issued and outstanding October 1, 2001         182,025,874       2,853,125       1,703,625       1,001,812        233,937
Warrants expired                                                (2,353,125)     (1,403,625)       (701,812)      (233,937)
                                              ---------------------------------------------------------------------------
Issued and outstanding December 31, 2001       182,025,874         500,000         300,000         300,000              -
                                              ===========================================================================

Stated Conversion Price of
Warrants to Common Stock                                      $       0.41    $       0.81    $       1.22   $       1.62
                                                              ===========================================================

                    For the quarter ended December 31, 2000

                                              Common Stock    "A" Warrants    "B" Warrants    "C" Warrants   "D" Warrants
                                              ------------    ------------    ------------    ------------   ------------
Issued and outstanding October 1, 2000         128,681,942      25,535,728       1,703,625       1,001,812        233,937
Issued for stockholder loans and/or
   bank loan guarantees                         14,822,500      14,822,500               -               -              -
                                              ---------------------------------------------------------------------------
Issued and outstanding December 31, 2000       143,504,442      40,358,228       1,703,625       1,001,812        233,937
                                              ===========================================================================

Stated Conversion Price of
Warrants to Common Stock                                      $       0.41    $       0.81    $       1.22    $      1.62
                                                              ===========================================================

StrandTek West, Inc.
--------------------

         The Company owned 51% of StrandTek West, Inc. ("STI West"). STI West ceased operations during the quarter ended December 31, 2000. In that quarter, STI West generated revenue of approximately $80,000, with cost of sales of approximately $96,000, and total net income of approximately $208,000 due primarily to the write-off of accounts payable due to the Company. The Company (at the consolidated level) recognized a loss of approximately $62,000 on the discontinuance of operations of STI West.

Subsequent Events
-----------------

         On January 7, 2002, the Company entered into agreements with, among others, Corniche Group Incorporated ("Corniche") and stockholders of the Company owning approximately 98% of the outstanding common stock of the Company. As summarized in Part II, Item 5 of this report, the agreements were modified by a letter agreement dated February 6, 2002, effective February 11, 2002. If the transaction contemplated by those modified agreements is consummated, the Company would become a subsidiary of Corniche and those stockholders and certain individual lenders to the Company would gain control of Corniche through voting securities of Corniche to be received by them in exchange for their common stock of the Company and certain of their loans to the Company. Further information concerning that transaction and its status may be available from time to time in reports filed by Corniche and the Company with the SEC, available through the SEC's web site (http://www.sec.gov) and other sources.
                ------------------

         Also subsequent to December 31, 2001, the Company received bridge loans from Corniche totaling $1,250,000. Certain members of the Company's Board of Directors personally guaranteed $1,000,000 of the bridge loans from Corniche.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
------     ---------------------------------------------------------

RESULTS OF OPERATIONS

Net Sales

Net sales increased $1,297,469 (121%) for the first 2002 quarter, from $1,070,029 for the same quarter last fiscal year to $2,367,498. These overall sales increases resulted from expanded sales efforts directed to new and present appliance and automotive product customers, and development and commercialization of new products. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable product lines of automotive and appliance. The Company anticipates sales to increases in the second quarter of fiscal year 2002 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

         Cost of sales was calculated to be 138% in the first quarter, compared to cost of sales of 184% for the same quarter last year. The cost of sales in the first quarter was higher than expected due to labor and material inefficiencies in introducing a new product for a major appliance customer, the slower than anticipated phase-in of the in-house die cutting process, and the slower than anticipated phase-in of the use of the Company's feed stock scrap in production. Also, higher than anticipated costs were incurred for samples for potential and current customers. The Company expects the cost of sales percentage to be lower in the second quarter as these production inefficiencies are corrected and the die cut process is completed in-house. The Company expects to continue to phase-in the use of its feed stock scrap in production until 50% of the production material is from the feed stock scrap.

General and Administrative

         General and administrative expenses were $1,897,696 in the first quarter, an increase of $575,214 (43%) over the same quarter last year. The increase was mainly for additional expenses incurred due to the increase in the plant size to accommodate the addition of two more production lines and the addition of warehouse space to support the increased production. Two buildings, with a combined approximately 140,000 square feet, were occupied to meet the current production needs and to accommodate future anticipated production increases. Staffing requirements also increased to support the expanded operations. The Company anticipates incurring additional general and administrative expenses throughout fiscal year 2002, to hire qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

         Selling expenses were $90,017 in the first 2002 quarter, a decrease of $61,211 (40%) from the same quarter last year. Sales efforts were consolidated in present and new market areas and selling expenses were shifted to new markets resulting in the decrease. Selling expenses were adjusted as the Company increased efforts in the automobile and building materials markets, and continued to service and expand in the appliance markets. Sales efforts included marketing, samples and acquisition of technical knowledge, resulting in additional sales in the appliance and automotive markets. There is no assurance that anticipated sales related expenses will result in additional sales.

Research and Product Development

         For the first quarter of fiscal 2002, research and product development expenses were $107,819, compared to $449,865 for the same quarter last year, or a 317% decrease. Even though these expenses for the first quarter have decreased from the same quarter last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The expenses for the same quarter last year were so much higher than the just-ended quarter because during the first fiscal quarter last year the Company incurred significant expenses developing new products to attract two significant new customers in the appliance market. The Company is also currently testing new and less expensive polypropylene materials, and continues its research to increase the operating efficiencies of the production lines and to produce higher quality products. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

         Depreciation and amortization expense was $358,833 for the first quarter, compared to $178,103 for the same quarter last year, or a 101% increase. This increase is mainly due to the addition of two more production lines, costs incurred for production line efficiencies, and costs incurred for modifications to the production process.

Interest Expense

         Interest expense was $455,229 for the first quarter of 2002, compared to $324,178 for the same quarter last year, or a 40% increase. This increase is due to the increase in the Company's long-term debt, non-stockholder investor debt, and stockholder debt obtained in order to meet the Company's working capital requirements, and to fund the acquisition of manufacturing equipment, increase production line efficiency and modify the production process.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended December 31, 2001, the Company continued to experience operating losses, negative cash provided by operations, negative operating capital, and increases in stockholders' deficit. The Company's working capital and stockholders' deficit as of December 31, 2001 were $(32,380,127) and $(26,117,198), as compared to $(28,424,664) and $(22,310,148), respectively, at
September 30, 2001. During the quarter ended December 31, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and through borrowings. The Company received proceeds of $500,000 from a bank loan, $525,000 from non-stockholder investor loans, and $3,399,000 from stockholder loans during the December 31, 2001 quarter.

         During the quarter ended December 31, 2001, the Company incurred cost of approximately $410,000 for additional manufacturing and plant equipment to increase the production capacity and efficiency on production Line 2 and to modify the production process to allow a significant portion of the Company's product to be generated from its own feed stock scrap, and to acquire the necessary equipment to die cut the Company's products at the Company's plant. The die cut process had previously been completed by off-line manufacturers. The Company also incurred costs of approximately $80,000 for the installation of a state of the art camera security system, monitoring the production and administrative areas of the Company's Chicago, Illinois facilities.

         The Company has committed to an additional production line designated Line 5. The capitalized costs of Line 5 are estimated to be about $2.0 million. This production line is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of December 31, 2001, the Company had incurred costs of $220,000 relating to the construction of this line.

         Although the results of operations for the quarter ended December 31, 2001 were a loss, the Company anticipates operations to provide positive cash flow in fiscal year 2002 due to anticipated increased sales made possible by increased production capacity and efficiencies, and due to the reduction in cost of sales based on modifications made to the production process. The modifications to the production process are anticipated to allow a significant portion of the Company's product to be generated from its own feed stock scrap. Further, the Company will complete certain processes on the production line that had been performed by off-line manufacturers. This significantly reduces the cost of finished goods and freight costs.

         A member of management has committed to provide necessary loans to the Company and to provide his personal guarantee for any additional bank loans to the Company, at least through fiscal year 2002, to complete the meltblown technology development, construction of production lines for increased capacity, acquisition of other manufacturing equipment and to fund all reasonable working capital requirements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company that involve risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Future results may vary from anticipated results due to competitive factors, general economic conditions, the Company's ability to develop, manufacture, and sell both new and existing products at a profit, patent issues, other factors identified from time to time in other periodic reports filed by the Company with the SEC, and other risks and circumstances that management is unable to predict. The Company undertakes no obligation to publicly update or to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Many of the manufacturers and distributors producing and selling products competitive with the Company's products are far better established and have significantly greater assets and established distribution channels than does the Company. The Company believes its meltblown technology and its superior products afford it a competitive advantage in competing with other meltblown manufacturers where the product required is thermal or acoustical insulating media and/or parts, and certain types of padding. The Company also believes its meltblown technology enables it to produce insulation products that compete successfully against products manufactured from traditional insulating materials such as fiberglass and cotton shoddy. Nevertheless, there can be no assurance that the Company will be able to penetrate existing markets to the degree necessary to give it a sufficiently significant market share to be profitable.

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities.
------     ---------------------

         The agreements more completely described in Part II, Item 5 of this report prohibit the Company's payment of any dividends, and restrict its issuance of shares of common stock of the Company and warrants to purchase common stock of the Company, in the absence of consent by Corniche Group Incorporated. In addition, the Company's lending arrangements with its bank restrict the payment of dividends.

Item 5.    Other Information.
------     -----------------

         As described in the Company's Form 8-K with a cover date of January 7, 2002, as filed with the SEC on January 14, 2002, the Company, Corniche Group Incorporated ("Corniche"), and certain of the Company's principal stockholders and non-stockholder loan holders (collectively, the "Participating StrandTek Individuals") entered into a Stock Contribution Exchange Agreement and a Supplemental Disclosure Agreement on January 7, 2002 (collectively, the "Agreements"). Under the terms of the Agreements, the Participating StrandTek Individuals will exchange their shares of StrandTek International, Inc. common stock and certain loans by them to the Company for approximately 34,650,000 shares of Corniche Common Stock, par value $.001 per share ("Corniche Common Stock"), 220,000 shares of Series C 7% Convertible Preferred Stock (convertible into 22,000,000 shares of Corniche Common Stock) and approximately 750,000 shares of Series D Preferred Stock (convertible into 75,000,000 shares of Corniche Common Stock) ( as adjusted under the Agreements). Upon the consummation of the transaction contemplated by the Agreements (as modified as referred to below), the Company will become a majority owned subsidiary of Corniche, and the Participating StrandTek Individuals will control Corniche. Reference is made to the Form 8-K described above for a more complete description of the contemplated transaction and the Agreements.

         By letter agreement dated February 6, 2002, effective February 11, 2002, the Agreements were modified to, among other matters, (i) extend the outside date for closing from January 30, 2002 to March 15, 2002, (ii) permit Corniche to offer additional shares of Corniche Common Stock, above the number of shares necessary for it to satisfy the financing condition amount, to potential investors in a private placement to enable Corniche to raise additional capital for the Company's operations after closing, without further adjustment in the number of shares of capital stock to be received by the Participating StrandTek Individuals from Corniche, (iii) provide for the Participating StrandTek Individuals to receive additional shares of Corniche Series D Preferred Stock in lieu of shares of Corniche Common Stock to reflect Corniche's current capitalization, (iv) provide for an additional $250,000 bridge loan from Corniche to the Company, and extend the due date of the $1,000,000 already provided by Corniche until 45 days after the termination of the Agreements as modified, (v) increase the amount of debt the Company is permitted to have at closing, and provide for adjustments among the Participating StrandTek Individuals in the amount of debt the Company will repay to them or that will be exchanged for shares of Corniche capital stock, and (vi) permit the Company to issue up to 1,500,000 additional StrandTek series "A" warrants.

         The closing of the transaction contemplated by the modified Agreements is contingent on the satisfaction of a number of financing, legal, financial and business conditions. There can be no assurance that the financing condition can be satisfied on terms reasonably acceptable to the parties, or that the other legal, financial and business conditions can be met or that a transaction can be consummated.

Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by Registrant during the quarter ended December 31, 2001. See, however, the Company's Form 8-K referenced in Part II, Item 5 of this report.


                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2002

                                       STRANDTEK INTERNATIONAL, INC.


                                       By: /s/ JEROME BAUMAN
                                           -------------------------------------
                                           Jerome Bauman, Chairman and President

                                       By: /s/ WILLIAM G. BUCKLES, JR.
                                           -------------------------------------
                                           William G. Buckles, Jr., Vice
                                           President and Chief Financial Officer