Form 10KSB40/A
period 2001-09-30
STRANDTEK INTERNATIONAL INC /
filed 2002-02-19
CIK 833844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's consolidated revenues for the fiscal year ended September 30, 2001 were $6,610,230.

There is no trading market or readily ascertainable market value for the Common Stock. Accordingly, no market value for Common Stock held by non-affiliates is stated. Registrant privately sold Common Stock for $.14 per share during fiscal 2001.

Shares outstanding at September 30, 2001: 182,025,174; and at January 31, 2002:
182,025,174

Transitional Small Business Disclosure Format (Check one): [_] Yes   [X] No


                AMENDMENT TO APPLICATION OR REPORT FILED UNDER
        SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     The undersigned registrant, StrandTek International, Inc., a Delaware corporation (the "Company" or "Registrant"), hereby amends the items, financial statements, exhibits and other portions of its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, as originally filed with the Securities and Exchange Commission on January 14, 2002, as set forth in the following table of contents and in the attached pages.

                         STRANDTEK INTERNATIONAL, INC.

                               Table of Contents

  FORM 10-KSB/A (Amendment No. 1) for the Fiscal Year Ended September 30, 2001


PART I                                                                      PAGE
                                                                            ----
Item 1.       Description of Business                                         1

Item 2.       Description of Property                                         7

Item 3.       Legal Proceedings                                              10

Item 4.       Submission of Matters to a Vote of Security Holders            10

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters       10

Item 6.       Management's Discussion and Analysis or Plan of Operation      11

Item 7.       Financial Statements                                           15

PART III

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       15
PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              15

Item 10.      Executive Compensation                                         18

Item 11.      Security Ownership of Certain Beneficial Owners and Management 20

Item 12.      Certain Relationships and Related Transactions                 20

Item 13.      Exhibits and Reports on Form 8-K                               25

Signatures                                                                   26

Exhibit Index                                                                27

This Form 10-KSB/A (Amendment No. 1) contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company that involve risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. For example, the Company believes that the patents it holds and those it is seeking on certain aspects of its meltblown technology are novel and unique. However there can be no assurance that patents held by the Company or those which the Company is seeking would be upheld if challenged, will be granted, or that any approval will be granted in a manner that protects the Company's technologies or products. As to the Company's performance, actual results could also differ materially from those projected in the forward looking statements contained herein.


Among the factors in addition to issues related to proprietary technology matters that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; the regulatory and trade environment; and risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). Examples of the foregoing include longer product development lead times, delays in product roll outs, failure to obtain anticipated contracts with third parties or orders from customers, or less favorable contracts with third parties or lower than expected volumes from customers, higher material and labor costs, the availability of adequate sources of working capital and cash flow, and local, national and international governmental, political, diplomatic and other factors. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.


SPECIAL NOTE TO READERS


On January 7, 2002, Registrant became party to agreements with, among others, Corniche Group Incorporated ("Corniche") and stockholders of Registrant owning approximately 98% of the outstanding stock of Registrant. Those agreement were modified by letter agreement dated February 6, 2002, effective February 11, 2002. If the transaction contemplated by those agreements as modified is consummated, Registrant would become a subsidiary of Corniche and those stockholders and certain individual lenders to Registrant would gain control of Corniche through voting securities of Corniche to be received by them in exchange for their stock of and loans to Registrant. Further information concerning that transaction and its status may be available from time to time in reports filed by Corniche and Registrant with the SEC. Certain information on ways to obtain those reports and other documents publicly filed with the SEC is included in Item 1 of this Form 10-KSB/A (Amendment No. 1) under the caption "Public Information."

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

     STI Delaware is the parent of StrandTek International, Inc. ("STI Florida"), its wholly owned operating subsidiary (collectively, the "Company"). STI Florida was formerly known as RFI Recycled Fibre Industries, Inc. ("Florida") which was incorporated under Florida law on August 15, 1995. In 1995, Florida purchased certain meltblown fiber technology from Bridgeloan Associates, Inc., a company that had purchased it from the bankruptcy trustee for Embrace Systems Corporation. The fair value of the technology was deemed to be $902,531 based on its prior owner's recent purchase. Subsequent to the purchase, the value of the meltblown technology asset was deemed impaired by management and was written off in 1995.

     In January 1999 the Company acquired a 51% interest in StrandTek West, Inc., formerly known as Enviro Watch Responder Systems USA Inc., for $15,787. StrandTek West, Inc. sold the Company's sorbents. StrandTek West, Inc. was administratively dissolved by the State of Washington on September 13, 2000 and was liquidated by the Company.

History

     On March 12, 1996, SBMT completed the reverse acquisition with Florida, which became the wholly owned subsidiary of SBMT. At the same time, SBMT changed its name to RFI Recycled Fibre Industries, Inc. In the reverse acquisition, SBMT acquired all of the issued and outstanding stock of Florida from its stockholders in exchange for the issuance of 6,750,000 shares of newly issued SBMT common stock. That transaction resulted in 7,500,000 shares of SBMT being issued and outstanding. Then, certain of SBMT's stockholders voluntarily canceled 458,010 shares for no consideration by virtue of their surrender.

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

          In October 1998, the parent company and its subsidiary changed their names to StrandTek International, Inc. (STI Delaware) and (STI Florida), respectively.

Technology and Products

     The Company manufactures and sells meltblown fibers, webs (or batts) composed thereof and parts derived therefrom through use of its meltblown technology. Meltblown fibers are a type of synthetic fiber manufactured by employing a stream of high-speed hot air to gradually taper ("attenuate") thermoplastic strands and transform them into fibers. Currently, the Company manufactures its meltblown fibers from both virgin and recycled polypropylene and PET (polyethylene terephthalate) resins. Conventional synthetic fiber manufactured from theremoplastic resins employs mechanical attenuating means to transform thermoplastic strands into fibers. Conventional meltblown fiber manufacture technology employed by other meltblown fiber manufacturers who compete with the Company utilizes a single row of nozzles in a die tip (closure for a meltblown die) to produce a layer of meltblown fiber. One or several diehead and die tip combinations operated in series are used to manufacture meltblown webs and parts derived therefrom. The Company employs a strandplate (also a closure for a meltblown die) incorporating proprietary and licensed design characteristics to produce webs, which are significantly thicker and less dense than those of competitors employing conventional meltblown technologies. The low density, high loft webs produced through use of the meltblown technology are suitable for application as thermal and acoustical insulation in many applications (see below).

     The Company's meltblown technology is a result of the Company's significant research and product development efforts using information derived from the technology acquired indirectly through the bankruptcy estate of Embrace Systems Corporation pursuant to order of the Bankruptcy Court for the Western District of Michigan in 1995.

     Using the meltblown technology and other technologies, the Company produces meltblown fibrous webs and parts made therefrom for use as thermal and acoustical insulating media and parts and padding. All of the Company's products are 100% recyclable and some are also manufactured from recycled materials. Currently the thermal and acoustical insulating media and parts manufactured by the Company are sold for original equipment manufacturer ("OEM") applications by appliance and automotive manufacturers and for use in the building and do-it-yourself building supply markets as thermal insulating and gasket media.

                                  THE BUSINESS

     The Company's primary business is the manufacture, using the meltblown technology, and sale of meltblown webs and engineered parts made therefrom as acoustical and thermal insulation. Automobile manufacturers are currently using these products for acoustic insulation in vehicles in several different applications and appliance manufacturers are using these products for insulation in several types of major household appliances. Certain manufacturers of automobiles and appliances have promulgated new material specifications providing for synthetic fiber insulation with weight and performance characteristics that currently can only be satisfied by meltblown media, including media manufactured by the Company. In some cases, the Company employs off line manufacturing to create finished parts employing its meltblown media as thermal and/or acoustic insulation.

     Competitive traditional materials for the insulation business the Company vies for include:

     (a) airlayed and resinated staple polyester fiber and fiberglass as thermal and acoustic insulation, and
     (b) cotton shoddy, polyether and polyethylene foams, and other meltblown fibrous media as acoustic insulation only.

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

     The Company has been for the last four years and is also currently pursuing North American appliance markets for sale of its thermal and acoustic insulating media. The Company's meltblown insulating parts and/or media ("meltblown products") are suitable for use by OEM's, including virtually all major appliance manufacturers for refrigerator, dishwasher, freezer and laundry applications requiring thermal and acoustic insulation.

     In addition, the Company has for the last two years and is currently pursuing two large manufacturers for sales of its meltblown products in the office panel industry. The Company's meltblown products are suitable for use as acoustical insulating media by office panel OEM's, including the largest manufacturers of office equipment and furniture.

     One meltblown acoustic media manufacturer, Minnesota Mining and Manufacturing, ("3M"), owns US Patent #5,298,694 issued March 29, 1994 and reissued during 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999, the Company filed suit in the United States District Court for the Western District of Michigan, asking that the Court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company provided 3M with information that showed the Company was not infringing upon its patent. Subsequent to the submission of this information 3M ceased telling potential customers of the Company that purchases from the Company may be in violation of 3M's patent rights. Therefore, the Company believes 3M concurs there is no patent infringement. The suit against 3M was dismissed in early calendar 2000.

     The Company has been for the last two years and is also currently pursuing builders for sales of several building products used by builders and do-it-yourself building suppliers for thermal insulating and sill gasket applications that can be manufactured employing the meltblown technology.

     The Company had been pursuing the North American sorbent markets for sale of its sorbent products. The Company stopped selling sorbents in December 2000, except for a minimal amount of sales to accommodate existing customers. The Company experienced no significant losses as a result of the termination of the sorbent product business.

Competition

     The Company has targeted its manufacturing and marketing efforts toward potential customers who can utilize its meltblown webs and parts made therefrom as acoustical and thermal insulation. Competitive traditional materials widely used in the insulation business consist primarily of polyester fiber and fiberglass as thermal and acoustic insulation, cotton shoddy, polyether and polyethylene foams and other meltblown fibrous media as acoustic insulation only. Many of the manufacturers and distributors producing and selling these competitive materials are far better established and have significantly greater assets and established distribution channels than does the Company. While management believes that the Company has a competitive advantage in manufacturing meltblown fibrous insulation, and that its products are superior in several respects to competitive traditional materials, there can be no assurance that the Company will succeed in selling to new customers currently using traditional competitive media.

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

     The Company had been pursuing the North American sorbent markets for sale of its sorbent products. The Company faced intense competition from its primary competitors who manufacture and distribute sorbents through traditional meltblown technology. The Company's ability to achieve its goal of supplying sorbent products depended on its ability to compete effectively with well established, existing companies selling sorbent products. Due to these factors, the Company stopped marketing sorbents and ended sales of sorbents in December 2000, except for a minimal amount of sales to accommodate existing customers.

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

     Sales and distribution of the products of the Company are through commissioned sales persons who work full time for the Company and through manufacturer's representatives who are paid commissions by the Company.

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

Employees and Service Agreements

     At year-end 2001, the Company had 213 full time employees and 217 total employees, including executive officers. The Company believes its relations with employees to be satisfactory.

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company pays Regenex $15,000 per month for its services. Curtis Appel indirectly owns common stock and owned warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications owned 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company, all of which expired December 31, 2001. CJR owns 137,709 shares of common stock of the Company. CJR owned 89,831 "A" warrants, which expired December 31, 2001.

     Southern Management Services, Inc. ("SMSI") provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company currently pays approximately $46,000 per month for these services (increased from $30,000 per month effective January 2001), plus reimburses SMSI for travel, phone, and other out-of-pocket expenses.

     Officers and Directors as a group are paid an aggregate of $23,960 per month. Directors are not paid for their attendance at meetings, but are reimbursed for their out-of-pocket expenses incurred in going to and from Board of Directors meetings. See the table and the succeeding text under Item 10 of this report for further details.

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

     For 2001 these expenses decreased $490,326 (28%), from $1,743,348 to $1,253,022. The Company expects to spend considerable amounts for the foreseeable future for continued research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability in the future.

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

     The Company entered into a lease for Buildings Q and R with Prime Realty Investment Trust in November 1998. In July 2000 the lease term was extended by four years. The terms of the lease applicable to Building Q are as follows:

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

     The Company leased Building R in an as is condition and took occupancy in October 2001. The Company and the Landlord have made no significant improvements. The terms of the lease applicable to Building R are as follows:

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
          Note: Common area maintenance, insurance, real estate taxes and some utilities are paid in excess of Base rent

     The Company entered into leases with Prime Realty Investment Trust for warehouse facilities to be used for bulk storage in Buildings S and T. Due to the short-term nature of the leases, the buildings were leased as is. The Company and the landlord have made no significant improvements. The lease for Buildings S was originally a month-to-month lease in 1999. In April 2000, the lease for Building S switched from a month-to-month lease to a lease with a fixed term on the same terms and conditions as the month-to-month lease, and the lease term for Building T was extended. Both leases were to terminate, at the option of the Company, when the Building A-1 lease became effective. In January 2001, the Company opted to continue these leases as month-to-month leases, on the same terms and conditions as the fixed-term leases. The Company anticipates terminating the leases for Buildings S and T by the end of fiscal year 2002, as the bulk storage space will no longer be required. The other terms of the leases are summarized as follows:

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
          Note: Common area maintenance, insurance,
                real estate taxes and some utilities are paid in excess of Base rent

     As of September 30, 2001 the following production lines were operating in the Chicago, Illinois facility utilizing Building Q:


----------------------------------------------------------------------------------------------------
Production Line    Date Placed in Service      Capitalized Cost        Production Range in lbs.
                                                                               Per Hour
----------------------------------------------------------------------------------------------------
Line 1                  April, 1999              $1.2 Million                  200-300
----------------------------------------------------------------------------------------------------
Line 2                   June, 2000              $2.2 Million                  350-450
----------------------------------------------------------------------------------------------------
Line 3                    May, 2001              $3.2 Million                  750-850
----------------------------------------------------------------------------------------------------
Line 4                 December, 2000            $2.6 Million                 850-1,000
----------------------------------------------------------------------------------------------------

     The Company continued to operate the original physical plant and production line located in East Chicago, Indiana (approximately 30,000 square feet) until October 2000. The Company leased this facility from Howard Industries on a year-to-year basis with five additional one-year options owned by the Company. The Company exercised the option for a one year term commencing November 22, 1999 and terminated the lease in October 2000. All operations and the original production line were moved to the primary plant site in Chicago, Illinois. Due to the short-term nature of the East Chicago, Indiana lease, the building was leased as is. The Company and the landlord made no significant improvements. The annual base rent for the East Chicago, Indiana facility was approximately $50,000, or $1.67 per square foot.

     The original production line, that had been located at the East Chicago, Indiana facility until October 2000, was placed in production in April 1997 and had a production range of 150 to 200 pounds of product per hour. The original capitalized costs of the line were approximately $1 million. The Company dismantled the line in October 2000 and planned to re-assemble the line at the primary plant in Chicago, Illinois. In 2001, the Company determined that the original production line was obsolete, due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of approximately $825,000.

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

     The Company's executive offices are located in a building in Belleair Bluffs, Florida, owned by Southern Management Services, Inc. It has paid no rent to date for this office space, but does pay Southern Management Services, Inc. for accounting and other services. Messrs. William Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company, control SMSI. In addition, the Company has administrative office facilities at East Brunswick, New Jersey for Jerome Bauman, President and Chairman of the Board of Directors of the Company. The Company pays the landlord of these facilities $500 per month.

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

     The only securities sold by STI Delaware during the fiscal year ended September 30, 2001 without registration under the Securities Act of 1933, as amended (the "Securities Act"), were 15,338,129 shares of common stock and 15,322,500 "A" warrants to purchase the Company's common stock at $.41 per share. The Company entered into these non-public transactions directly with three individuals, each of whom is a Director or executive officer of STI Delaware, and accordingly is an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act.

     An aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants were issued to one of the three individuals as consideration for loans made by him to the Company or his personal guarantee of bank loans to the Company. See the table labeled "October 1, 2000 through December 31, 2000" and accompanying text under the caption "Shares and Warrants Issued for Loans and Guarantees" included in Item 12 of this report for further details. In two other instances during the fiscal year 2001, an aggregate of 515,629 shares of common stock and an aggregate of 500,000 warrants were issued for bona fide compensatory and incentive purposes to two accredited investors who were employees or provided consulting services to the Company. In each of these issuances, the Board of Directors assigned a value of $.0059 per share of common stock issued, and a value of $.0001 per warrant issued.

     Also during fiscal year 2001, an aggregate of 38,005,103 shares of common stock was issued to six Directors and/or executive officers of the Company, and one individual who met the net worth standards of Regulation D, upon exercise by them of "A" warrants previously issued by the Company. In each of these instances, the consideration received by the Company was $.14 per share, or an aggregate of $5,320,715. See the table labeled "Summary of 2001 "A" Warrant Exercises" and the accompanying text under the caption "Warrant Exercises at Reduced Price" included in Item 12 of this report for further details.

     On the basis of all of the relevant facts and circumstances, the Company relied on the provisions of Regulation D and/or Section 4(2) of the Securities Act in effecting these offerings without registration under that act.

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

Selling

     Sales efforts were expanded in present and new market areas and selling expenses increased $646,527 (188%), from $344,427 in fiscal year 2000 to $990,954 in fiscal year 2001. This increase in expenses was due to a concerted effort to accelerate the Company's entrance into the appliance and automotive markets. Sales efforts included marketing, samples and technical knowledge resulting in appliance and automotive markets resulting in additional sales. There was no assurance that anticipated sales related expenses would result in additional sales.

Depreciation and Amortization

     Depreciation and amortization expense was $1,124,007 for 2001, compared to $524,315 for 2000, or a 114% increase. This increase was due to start-up of manufacturing equipment and increased loan costs.

Interest Expense

     Interest expense was $2,100,124 for fiscal year 2001, or $849,154 greater than interest expense of $1,250,970 in the prior year. This increase was due to the increase in the Company's long-term debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment.

Loss on Disposition of Manufacturing Equipment

     Loss on disposition of manufacturing equipment was $824,973 compared to $221,835 for 2000, or a 272% increase. In 2001, the Company determined that the original production line was obsolete, due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of $824,973. In 2000, the Company sold various pieces of previously purchased used equipment for a loss of $221,835.

Liquidity and Capital Resources

                                                         Selected Financial Data
                                                         -----------------------
                                                      Fiscal Year Ended September 30,
                                                    2001           2000           1999
Statement of Operations:
 Net Sales                                       $  6,610,230   $  3,719,942    $ 2,349,400
 Gross Profit (Loss)                             $ (3,652,517)  $  ( 373,654)   $   136,395
 Net Loss                                        $(16,222,391)  $ (9,761,398)   $(5,553,474)
 Cash Used In Operating
  Activities                                     $(12,102,129)  $ (7,511,970)   $(4,187,958)
 Capital Expenditures                            $( 3,125,380)  $ (7,179,932)   $(3,397,564)

Balance Sheet:
 Total Assets                                    $ 14,934,887   $ 13,176,030    $ 5,806,841
 Total Debt                                      $ 30,076,865   $ 20,170,517    $12,571,202
 Working Capital                                 $(28,424,664)  $(15,437,574)   $(4,295,153)
 Common Stockholders
   Equity (deficit)                              $(22,310,148)  $(11,500,501)   $(9,097,105)

Net Loss Per Share:
Basic and diluted                                $      (0.11)  $      (0.10)   $     (0.17)

Weighted average number
Of Common Shares Used In
Computing Net Loss Per Share:
Basic and diluted                                 148,102,213     96,202,869     32,748,092

     The Company has funded its capital requirements and business operations, including research and product development, with funds provided by invested capital, and through borrowings and exercises of "A" warrants (see below). During fiscal year 2001, the Company received proceeds of $1,250,000 from long-term bank loans, $9,267,528 from stockholder loans, net additions of $1,469,869 to a revolving note, and $5,053,108 from exercises of "A" warrants. These funds were necessary in order to fund the ongoing daily operations, research and product development (See "Research and Product Development" under Business), capital improvements on existing production lines, and design and construction of additional production lines. At the end of fiscal year 2000 the Company significantly underestimated the costs of completing production Line 3 and Line 4, and therefore required significantly more working capital in 2001.

     In August 2001, the Company extended the same offer as in its earlier private placement memorandum of January 2000 (the "PPM") to its "A" warrant holders to allow them the opportunity to purchase a share of common stock for $.14 plus surrender of the related "A" warrant otherwise convertible to common stock at $.41 per share. The reduced exercise price of $.14 was continued from the PPM without using a formal valuation study to determine the market value for the common stock. The Company extended the offer to allow its "A" warrants holders a final opportunity to exercise their "A" warrants at the reduced exercise price before the December 31, 2001 expiration date, and to raise additional working capital. There were 38,005,103 "A" warrants surrendered and 38,005,103 shares of common stock issued under the

2001 offering, for a total exercise amount of $5,320,715. The Company received cash proceeds of $5,053,108, of which 99% came from management of the Company. Five Directors of the Company elected to convert a portion of the "A" warrants held by them to shares of common stock by the reduction of $255,607 of obligations owed to them by the Company (see Certain Relationships and Related Transactions). In addition, the Company recognized $12,000 as compensation for one consultant to exercise his warrants.

     The Company has committed to an additional production line (Line 5) as of September 30, 2001. The capitalized costs of the line is estimated to be about $2.0 million, and is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of September 30, 2001, the Company had incurred costs of $220,000 relating to the construction of this line.

     The Company has experienced increases in the cash used by operations from $4,187,958 in 1999 to $7,511,970 in 2000 to $12,102,129 in 2001. The Company's
working capital and stockholders' deficit as of September 30, 2001 were $(28,424,664) and $(22,310,148) as compared to $(15,437,574) and $(11,500,501), respectively, at September 30, 2000. The Company has committed to the increases in capacity and improvements to its infrastructure and operations to satisfy the procurement requirements of large automotive and appliance manufacturers and automotive tier one suppliers in order to attract them as customers.

     The Company anticipates operations to provide positive cash flow in 2002 due to anticipated increased sales made possible by increased production capacity, and due to the reduction in costs of sales based on planned modifications to the production lines to increase efficiency and on planned modifications to the production process. The modifications to the production process are anticipated to allow a significant portion of the Company's product to be generated from its own feed stock scrap. Further, the Company will complete certain processes on the production line that had been provided by off-line manufacturers. This will significantly reduce the cost of finished goods and freight costs.

     A member of management has committed to provide necessary loans to the Company and to provide his personal guarantee for any additional bank loans to the Company, at least through fiscal year 2002, to complete the meltblown technology development, construction of production lines for increased capacity, acquisition of other manufacturing equipment and to fund all reasonable working capital requirements. He was the only member of management with the financial resources to continue making substantial additional loans and bank guarantees after the PPM offering. He continued to receive 2.5 shares of common stock assigned a value of $.0059 per share, and 2.5 "A" warrants assigned a value of $.0001 per warrant, for each dollar loaned and for each dollar of bank loan commitments personally guaranteed through December 31, 2000, in addition to a promissory note for the amounts advanced by him directly to the Company. This major stockholder was unwilling to continue providing loans and guarantees after the PPM on any basis other than the historical share and warrant issuance program for each dollar loaned or guaranteed. The other Directors were reluctant to continue this share and warrant issuance program after the PPM because of the dilution of stockholder ownership percentages, but determined it was in the best interest of the Company and all of the stockholders to do so because of, among other matters, the difficult financial condition of the Company and the lack of other viable options for continued funding of working capital and capital improvement needs.

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


Item 7.  Financial Statements
-------  --------------------

     The Company incorporates herein by this reference the accountants' report, the financial statements and the related notes appearing in the exhibit attached
to this report as Exhibit 99.05.   Each of the items incorporated herein by
reference is listed by reference to the page where it appears or begins in
Exhibit 99.05 as part of the description thereof in the Exhibit Index included by reference in Item 13 of this report.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.

                                    PART III
                                    ---- ---

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


                                  MANAGEMENT

     The names, ages and positions with the Company of the Directors and executive officers of the Company throughout fiscal year 2001 are as follows:


Name                       Age       Position
----                       ---       --------

Jerome Bauman              58        President and Chairman

William G. Buckles, Jr.    44        Chief Financial Officer, Vice President,
                                     Secretary, Treasurer and Director

Ron Basar                  51        Vice President and General Manager

Jan Arnett                 51        Director

Craig Babcock              53        Director

Raymond Juska               64       Director

David M. Veltman            71       Director

Greg Veltman                43       Director

Phil Palm                   51       Director

Ken Arsenault               53       Director

Jerome Bauman has served as President and Chairman of the Board of Directors of the Company since March 1996. For more than a decade Mr. Bauman has participated as a Managing Partner in JAJ Cellular, Inc., a company making successful equity investments in cellular licenses. From 1989 through 1995, Mr. Bauman took an equity position in and served as Chairman of Infopage, Inc., a company involved primarily in the radio paging industry. During that time, Infopage grew from 5,000 subscribers to over 100,000 subscribers largely from acquisitions and development of an east coast paging operation that it owned and managed in a joint venture development with Southern New England Telecommunications Corp. ("SNET"). Infopage's ownership interest in that venture was sold to SNET in October 1993 for net proceeds approximating $5.5 million. From November 1978 through December 1986, Mr. Bauman held an equity position in and served as the President and Chief Operating Officer of Cablentertainment Group of companies. In this position, Mr. Bauman was responsible for the acquisition, financing and operations and ultimate sale of all of Cablentertainment's cable properties. Cablentertainment began operations in 1978, raising $55 million in capital through private placements for ventures set up to acquire and develop cable television systems. Over an eight-year period, it acquired 65 cable television systems in New Jersey, Pennsylvania, Ohio, Virginia, West Virginia, Maryland and Kentucky. The companies were sold in 1986 for $251 million. At the time of sale the Cablentertainment Group serviced over 180,000 subscribers with annual revenue in excess of $35 million. From February 1964 through November 1978, Mr. Bauman, a certified public accountant, was a partner in Mann, Brown and Bauman, a New York CPA firm specializing in communications industries, notably radio, movie production and publishing.

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

Ron Basar has served as Vice President and General Manager of the Company since August 1999. He is an experienced senior executive with 27 years of industrial experience. Ron has an MBA in Finance from Rochester Institute of Technology
(1979) and BS in Chemical Engineering, minor in Electrical Engineering (1972) from Wayne State University. He was also with AM International for 10 years as a Vice President and was instrumental in the development of new markets, manufacturing methods and products. He was also on the executive turnaround team, which took the company from a Chapter 11 bankruptcy to a going concern in six months. From 1996 to 1998, Ron was the General Manager of BMI, Inc. Under his leadership, BMI developed a revolutionary semi-conductor-shielding device for the telecommunications industry. The major clients were Motorola, Nokia, Qualcomm and Dell. During his tenure at BMI, the sales and revenues grew 100% for three consecutive years. Also, BMI was awarded the Illinois High Tech Award in 1998.

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

David M. Veltman, Director of the Company since December 1996, is the Chairman and Chief Executive Officer of Southern Management Services. With a BS degree in Business Administration, Dave spent over 20 years in the banking, finance, and computer industries. From 1977 through 1999 he was an owner, developer and managing general partner of numerous highly successful retirement and health care communities in Florida. Dave is the co-founder of Southern Management Services, Inc., nationally respected for its innovative developments in providing superior services to several thousand long-term healthcare residents. He is the father of Greg Veltman, Director of StrandTek International, Inc.

Greg Veltman has served as a Director of the Company since October 1998. He is the Executive Vice President of Southern Management Services, and has been involved in the site planning, development and construction of commercial and health care properties since joining the organization in 1983. Greg is a Florida State Certified Class A General Contractor and has been involved in the development and management of a wide variety of businesses. His responsibilities include overseeing all aspects of construction and development for the facilities managed by SMSI. As a past member on the Advisory Committee to the Director of the Department of Health and Rehabilitative Services, now known as the Agency for Health Care Administration, Greg played a key role in setting new rules and regulations for construction standards. Greg has lived in the Tampa Bay area for his entire adult life. He is the son of David M. Veltman, Director of StrandTek International, Inc.

Phil Palm, Director of the Company since December 1999, is the Vice President of Operations and Marketing of SMSI. Phil has been with Southern Management Services, Inc. or its affiliates since 1987, and has filled various key management roles with SMSI prior to being promoted to his current position.
Phil began his career at SMSI as an employee of an affiliated start-up company, and subsequently was involved with SMSI's management ventures that ranged from a video store chain to a telecommunications company. Phil had oversight responsibility of all the healthcare facilities managed by SMSI, and in that position was responsible for over 3,000 employees.

Ken Arsenault, Director of the Company since August 17, 2000, is President of Arsenault & Reardon, P.A., a law firm. He has been a practicing attorney since 1978. He practices in the areas of residential and commercial real estate, residential and commercial real estate lending, commercial business lending, and corporate matters. His clients include various banks, real estate investors,
developers and builders, as well as many corporate entities.   He is also
President of Title Agency of Florida, Inc., which has underwritten over one billion dollars in title insurance utilizing the major title insurance underwriters, and annually closes transactions valued in aggregate in excess of one hundred million dollars.

     All Board of Directors members serve for the term for which elected and serve until resignation, removal or death.

Section 16(a) Beneficial Ownership Reporting Compliance

     STI Delaware does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Exchange Act"). Accordingly, the officers and Directors of STI Delaware, and those persons who may beneficially own more than 10% of STI Delaware's common stock, are not required to file with the SEC reports of ownership and reports of changes in ownership under Section 16(a) of the Exchange Act.

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

                           Summary Compensation Table
                           --------------------------

                                                                    Annual Compensation
                                                                     (Dollar Amounts)
                                                       ---------------------------------------------------
                                                                        Other Annual
      Name And Principal                                                ------------
Positions With The Company           Year               Salary             Bonus         Compensation /1/
--------------------------           ----               ------             -----         ----------------
Jerome Bauman, President and         2001               22,500                -                  -
Chairman of the Board                2000               22,500                -             15,975
                                     1999               22,500                -              4,500

William G. Buckles, Jr., CFO,        2001               45,000                -                  -
VP, Treasurer/Secretary              2000               45,000                -             25,279
                                     1999               45,000                -             33,765

Ron Basar, VP and General            2001              125,000           43,750                 92
Manager /2/                          2000              125,000           50,000                  -
                                     1999               53,000           12,500                 60

__________________
/1/ Messrs. Bauman and Buckles received common stock and "A" warrants related to individual loans by them to the Company and guarantees of a lease and bank loans to the Company. See Item 12. Mr. Basar received an award of warrants for bona fide compensatory and incentive purposes in connection with his employment with the Company. For purposes of this table only, the aggregate of the values assigned by the Company to these shares of common stock ($.0059 per share) and these warrants ($.0001 per warrant) is disclosed as other annual compensation. (See Certain Relationships and Related Transactions.)
/2 /Mr. Basar also receives dental insurance coverage and coverage under a medical reimbursement plan with a $5,000 annual ceiling (approximate benefits of $3,000 and $4,800 for fiscal years ended 2001 and 2000, respectively). (See Certain Relationships and Transactions.)

     Directors are not paid for their services in that capacity, or for attendance at meetings of the Board of Directors or of any committees of the Board on which they may serve, but are reimbursed for their out-of-pocket expenses incurred in attending those meetings. Directors David M. Veltman and Phil Palm, however, have been compensated for consulting services provided to the Company. Mr. Veltman was paid $45,000 for these services in each of the fiscal years 2001 and 2000. Mr. Palm received a grant of 500,000 shares of common stock, assigned a value of $.0059 per share, and 500,000 "A" warrants, assigned a value of $.0001 per warrant, in January 2001 for his consulting services.

     Southern Management Services, Inc. was paid $504,000 and $360,000 for the fiscal years 2001 and 2000 for accounting, marketing and administrative services provided to the Company. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman. SMSI also charged the Company approximately $66,000 and $70,000 for the fiscal years 2001 and 2000, respectively, for health insurance coverage.

     Southern Aviation and Marine DE, Inc. ("SAM") was paid $71,000 and $46,000 for fiscal years 2001 and 2000, respectively, for travel services provided to the Company. SAM is owned by David M. Veltman and Greg Veltman.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management
--------     --------------------------------------------------------------

     The following table sets forth, as of September 30, 2001, the outstanding shares of common stock and the outstanding warrants of the Company beneficially owned by each person known by the Company to beneficially own more than 5% of the Company's outstanding common stock and warrants, as well as the name and stockholdings of each officer and Director of the Company, and the stockholdings of those officers and Directors as a group:


                                            Number of Shares   Number of Warrants /2/                 Percent
                Name /1/                   Beneficially Owned  Beneficially Owned        Total       Ownership
 Jan Arnett                                        18,640,084                   -       18,640,084      10.24%
 Ken Arsenault                                              -                   -                -       0.00%
 Craig Babcock                                        541,600                   -          541,600       0.30%
 Ron Basar                                            315,625             300,000          615,625       0.34%
 Jerome Bauman                                     10,441,204                   -       10,441,204       5.74%
 William G. Buckles, Jr.                           30,854,945                   -       30,854,945      16.95%
 Raymond Juska                                        237,610                   -          237,610       0.13%
 Phil Palm                                          2,000,000                   -        2,000,000       1.10%
 Greg Veltman                                      11,634,452                   -       11,634,452       6.39%
 David M. Veltman                                 102,797,944                   -      102,797,944      56.47%
 Total officers and directors as a group          177,463,464             300,000      177,763,464      97.50%
           (10 persons)

/1/ All persons listed can be contacted at 455 N. Indian Rocks Road, Belleair Bluffs, FL 33770.

/2/ All warrants are exercisable at issuance to purchase an equal number of shares of common stock.

Item 12   Certain Relationships and Related Transactions
-------   -----------------------------------------------

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

Compensation for Services
-------------------------

     Apptech, Inc. provided certain consulting services to the Company, principally in the area of research and development, for a period until the Company terminated the contract in July 2000. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August 2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December 1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the service of the Company. The Company paid

Apptech, Inc. approximately $250,000 for the fiscal year 2000 for these services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. owned 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D" warrants of the Company, all of which expired December 31, 2001.

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999, and was formerly an employee of Apptech, Inc. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company paid Regenex $180,000 and $30,000 for its services in fiscal years 2001 and 2000, respectively. Curtis Appel indirectly owns common stock and owned warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications owned 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company, all of which expired December 31, 2001. CJR owns 137,709 shares of common stock of the Company. CJR owned 89,831 "A" warrants, which expired December 31, 2001.

     Southern Management Services, Inc. provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company incurred approximately $504,000 and $360,000 for these services for fiscal years 2001 and 2000, respectively. The Company reimbursed SMSI approximately $46,000 and $51,000 in fiscal years 2001 and 2000, respectively, for travel, phone and other out-of-pocket expenses. SMSI also charged the Company approximately $66,000 and $70,000 for health insurance coverage for the fiscal years 2001 and 2000, respectively. See the final paragraph of Item 2 for a description of SMSI's thus far rent free provision of office space to the Company.

     During fiscal year 2000, an affiliate of SMSI loaned the Company $300,000. The loan is due on demand and interest is payable annually beginning in fiscal year 2001, based on the prime rate (6% at fiscal year end 2001) plus 1%. The SMSI affiliate waived the $32,000 interest payment due from the Company in fiscal year 2001.

     Southern Aviation and Marine DE, Inc. provides travel services to the Company from time to time. SAM is owned by David M. Veltman and Greg Veltman, each of whom is a Director of the Company. The Company incurred approximately $71,000 and $46,000 for these services for fiscal years 2001 and 2000, respectively.

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

     The Company also incurred approximately $3,000 and $4,800 for fiscal years ended 2001 and 2000, respectively, for dental and medical reimbursement insurance coverage for Ron Basar under a program available only to executive officer employees of the Company.

Warrant Exercises at Reduced Price
----------------------------------

     In January 2000, the Company offered its "A" warrant holders the opportunity to purchase a share of common stock for $.14, plus the surrender of the related "A" warrant otherwise convertible to common stock at $.41 per share. The $.14 exercise price in the private placement memorandum used in the offering (the "PPM") was established based on the amount of short-term working capital needed, without using a formal valuation study to determine the market value for the common stock. The Company anticipated the PPM would generate $2,000,000 of working capital. Approximately $1,500,000 of working capital was expected to be generated by the conversion of "A" warrants to shares of common stock by management of the Company, and the remaining $500,000 by the conversion of "A" warrants to shares of common stock by outside investors. Further, to reduce the Company's working capital requirement related to servicing stockholder loans, a reduction of $5,500,000 of stockholder loans and accrued expenses was anticipated via the expected lowered price conversion of "A" warrants held by six Directors of the Company to shares of common stock through the reduction of obligations in that amount owed to them by the Company.

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


                     Summary of 2000 "A" Warrant Exercises

                                                  Reduction of        Cash           Total
                                 "A" Warrants      Company's        Proceeds        Exercise
             Name                 Exercised       Obligations      to Company        Price
            -----                 ---------       -----------      ----------        -----
 Jan Arnett                       5,829,483      $  715,727       $  100,401    $  816,128
 Craig Babcock                      222,073          31,090                -        31,090
 Ron Basar                          300,000               -           42,000        42,000
 Jerome Bauman                    5,123,731         659,404           57,918       717,322
 William G. Buckles, Jr.         13,049,655       1,659,626          167,326     1,826,952

 Raymond Juska                       97,505               -           13,651        13,651
 Phil Palm                        1,000,000               -          140,000       140,000
 Greg Veltman                     4,254,791         345,671          250,000       595,671
 David M. Veltman                20,612,989       2,123,843          761,975     2,885,818
All others                          397,531               -           55,654        55,654
                            --------------------------------------------------------------
Total                            50,887,758      $5,535,361       $1,588,925    $7,124,286
                            ==============================================================

     In August 2001, the Company extended the same offer as in its earlier PPM to its "A" warrant holders. The reduced exercise price of $.14 was continued from the PPM without using a formal valuation study to determine the market value for the common stock. The Company extended the offer to allow its "A" warrants holders a final opportunity to exercise their "A" warrants at the reduced exercise price before the December 31, 2001 expiration date, and to raise additional working capital. There were 38,005,103 "A" warrants surrendered and 38,005,103 shares of common stock issued under the extension of the offering, for a total exercise amount of $5,320,715. The Company received cash proceeds of $5,053,108, of which 99% came from management of the Company. Five Directors of the Company elected to convert a portion of the "A" warrants held by them to shares of common stock by the reduction of $255,607 of obligations owed to them by the Company. In addition, the Company recognized $12,000 as compensation for one consultant to exercise his warrants. See the table below.

                     Summary of 2001 "A" Warrant Exercises

                                             Reduction of           Cash             Total
                           "A" Warrants        Company's          Proceeds          Exercise
         Name               Exercised         Obligations        to Company          Price
-----------------------  ----------------  -----------------  ----------------  ----------------
Jan Arnett                  3,255,000       $    66,142       $    389,558      $      455,700
Jerome Bauman                 250,000            35,000                  -              35,000
William G. Buckles, Jr.     1,806,668           102,934            150,000             252,934
Phil Palm                     500,000            12,000             58,000              70,000
Greg Veltman                1,312,435            51,531            132,210             183,741
David M. Veltman           30,581,000                 -          4,281,340           4,281,340
Other investors               300,000                 -             42,000              42,000
                       -----------------------------------------------------------------------
Total                      38,005,103       $   267,607       $  5,053,108      $    5,320,715
                       =======================================================================

Shares and Warrants Issued for Loans and Guarantees
---------------------------------------------------

      Since the Company commenced operations, it has been necessary to almost constantly obtain funding in order to finance research and product development, business operations and capital requirements. Substantially all of this funding has been accomplished through the efforts of some of the major stockholders of the Company, all of whom are Directors as well. Those individuals have advanced money to the Company directly, or have directly or indirectly personally guaranteed bank loans or lease obligations of the Company. In return, through December 31, 2000 the individual lenders and guarantors have received 2.5 shares of the Company's common stock and 2.5 "A" warrants for each dollar loaned to the Company, and for each dollar of lease or bank loan commitments directly or indirectly personally guaranteed, in addition to a promissory note for the amounts advanced directly to the Company. The individual loans to the Company by stockholders are typically represented by a promissory note due on demand, and bearing interest at prime plus 1%. This type of funding continued to be needed in fiscal year 2001. In 2001 and 2000 the Company's Board of Directors assigned to each share of common stock issued under these arrangements a value of $.0059, and to each "A" warrant so issued a value of $.0001.

      Only one member of management, David M. Veltman, had the financial resources to continue making substantial additional loans and bank guarantees after the PPM issued in January 2000. This stockholder was awarded shares and warrants for loans and guarantees of

$3,189,901 from October 1, 1999 through January 10, 2000 (the date of the PPM), and $6,528,068 from January 11, 2000 through September 30, 2000, for a total of $9,717,969 for fiscal 2000. The other members of management, in aggregate, were awarded shares and warrants for loans and guarantees of $3,213,137 from October 1, 1999 through January 10, 2000 (the date of the PPM), and $2,650,000 from January 11, 2000 through September 30, 2000, for a total of $5,863,137 for fiscal 2000. David M. Veltman was unwilling to continue providing loans and guarantees after the PPM on any basis other than the historical program of receipt of 2.5 shares of common stock assigned a value of $.0059 per share, and
2.5 "A" warrants assigned a value of $.0001 per warrant, for each dollar loaned or guaranteed. The other Directors were reluctant to continue this share and warrant issuance program after the PPM because of the dilution of stockholder ownership percentages, but determined it was in the best interest of the Company and all of its stockholders to do so because of, among other matters, the difficult financial condition of the Company and the lack of other viable options for continued funding of working capital and capital improvement needs.

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


                                Fiscal Year 2000

                 Bank Loans   Individual Loans                     Common      Warrants
    Name         Guaranteed      to Company        Total        Stock Issued    Issued      Total
    ----         ----------   ----------------     -----        ------------   -------      -----
Arnett         $  1,490,000   $  1,077,000      $ 2,567,000      6,417,500    6,417,500   12,835,000
Bauman              740,000        325,000        1,065,000      2,662,500    2,662,500    5,325,000
Buckles             240,000      1,445,235        1,685,235      4,213,087    4,213,087    8,426,173
D. Veltman        3,990,000      5,727,969        9,717,969     24,294,922   24,294,922   48,589,843
G. Veltman          240,000        230,902          470,902      1,177,254    1,177,254    2,354,508
Babcock                             75,000           75,000        187,500      187,500      375,000
             ----------------------------------------------     ------------------------------------
Total          $  6,700,000   $  8,881,106      $15,581,106     38,952,763   38,952,763   77,905,524
             ==============================================     ====================================

                   October 1, 2000 through December 31, 2000

                  Bank Loans          Individual Loans                                  Common          Warrants
 Name             Guaranteed             to Company               Total              Stock Issued        Issued          Total
 ----           ---------------      -------------------      --------------       ----------------   -------------  -------------
Arnett            $         -          $            -           $         -                     -                -              -
Bauman                      -                       -                     -                     -                -              -
Buckles                     -                       -                     -                     -                -              -
D. Veltman          2,650,000               3,279,000             5,929,000            14,822,500       14,822,500     29,645,000
G. Veltman                  -                       -                     -                     -                -              -
                                                    -                     -                     -                -              -
             --------------------------------------------------------------------------------------------------------------------
Total             $ 2,650,000          $    3,279,000           $ 5,929,000            14,822,500       14,822,500     29,645,000
             ====================================================================================================================


Item 13.    Exhibits, and Reports on Form 8-K
--------    ---------------------------------


(a)     Exhibits Required By Item 601 of Regulation S-B.


        The exhibits required by Item 601 of Regulation S-B to be filed as part of this report are listed in the Exhibit Index immediately following the signature page of this Form 10-KSB/A (Amendment No. 1). That listing is incorporated herein by this reference.


(b)     Reports on Form 8-K.


        No reports on Form 8-K were filed by Registrant during the last quarter of the fiscal year covered by this report on Form 10-KSB/A (Amendment No. 1).

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STRANDTEK INTERNATIONAL, INC.


February 19, 2002                By: /s/ JEROME BAUMAN
                                     -------------------------------------
                                     Jerome Bauman, Chairman and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated. Titles are shown as of September 30, 2001, and are still current.

Date                                  Title                                     Name
-------------------                   -----------------------------             ----------------------------------
February 19, 2002                     Director/Chairman/President               /s/ JEROME BAUMAN
                                                                                ----------------------------------
                                      (principal executive officer)             Jerome Bauman

February 19, 2002                     Director/CFO/Vice President               /s/ WILLIAM G. BUCKLES, JR.
                                                                                ----------------------------------
                                      (principal financial officer)             William G. Buckles, Jr.

February 19, 2002                     Director                                  /s/ JAN ARNETT
                                                                                ----------------------------------
                                                                                Jan Arnett

February 19, 2002                     Director                                  /s/ CRAIG BABCOCK
                                                                                ----------------------------------
                                                                                Craig Babcock

February 19, 2002                     Director                                  /s/ RAYMOND JUSKA
                                                                                ----------------------------------
                                                                                Raymond Juska

February 19, 2002                     Director                                  /s/ DAVID M. VELTMAN
                                                                                ----------------------------------
                                                                                David M. Veltman

February 19, 2002                     Director                                  /s/ GREG VELTMAN
                                                                                ----------------------------------
                                                                                Greg Veltman

February 19, 2002                     Director                                  /s/ PHIL PALM
                                                                                ----------------------------------
                                                                                Phil Palm

February 19, 2002                     Director                                  /s/ KEN ARSENAULT
                                                                                ----------------------------------
                                                                                Ken Arsenault

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

                                 EXHIBIT INDEX

     Each exhibit listed below is filed with this Form 10-KSB/A (Amendment No.
1), or incorporated herein by the reference thereto included in the listing.

     Exhibit No.    Description of Exhibit
     -----------    ------------------------------------------------------------

          3.01 Certificate of Incorporation of Registrant as originally filed in Delaware on October 27, 1987, incorporated herein by this reference to exhibit 3.a to the Registration Statement on Form S-18 (Registration No. 33-22169 C) filed with the SEC on May 27, 1988 (the "Form S-18").

          3.02 Composite form of Amended and Restated Certificate of Incorporation of Registrant, incorporating all amendments through the date of this report (last amendment filed August 8, 2000).

          3.06 Bylaws of Registrant, incorporated herein by this reference to exhibit 3.b to the Form S-18.

          4.01 Form of certificate for Common Stock, incorporated herein by this reference to Exhibit 4.01 to the Form 10-KSB for the fiscal year ended September 30, 2001 as filed with the SEC on January 14, 2002 (the "Original 2001 Form 10-KSB").

          4.02 Form of the Company's Series "A" Warrants, incorporated herein by this reference to Exhibit 4.02 to the Original 2001 Form 10-KSB.

          4.03 Form of the Company's Series "B" Warrants, incorporated herein by this reference to Exhibit 4.03 to the Original 2001 Form 10-KSB.

          4.04 Form of the Company's Series "C" Warrants, incorporated herein by this reference to Exhibit 4.04 to the Original 2001 Form 10-KSB.

          4.05 Form of the Company's Series "D" Warrants, incorporated herein by this reference to Exhibit 4.05 to the Original 2001 Form 10-KSB.

          10.01* Agreement dated August 15, 1995 with Apptech, Inc., incorporated herein by this reference to Exhibit 10.01 to the Original 2001 Form 10-KSB.

          10.02     Agreement dated May 22, 2000 with Textron Automotive
                    Company.

          10.03 Form of the Company's non-competition and nondisclosure agreement.

          10.04 Representative specimen of the Company's real estate lease agreements with Prime Realty Investment Trust and its affiliates.

          10.05* Medical Expense Reimbursement Plan for executive officer employees of the Company.

          10.06* Employee Dental Plan for executive officer employees of the Company.

          10.07     (Intentionally left blank.)

          10.08 Form of promissory note used by the Company in connection with borrowings from its affiliates, incorporated herein by this reference to Exhibit 10.08 to the Original 2001 Form 10-KSB.

          10.09 Amendment to Amended and Restated Loan Agreement dated January 2, 2001 with AmSouth Bank, in connection with term loans made to the Company.

          10.10 Amended and Restated Loan Agreement dated May __, 2000 with AmSouth Bank, in connection with term loans made to the Company.

          10.11 Representative specimen of Revolving Line of Credit and Renewal Promissory Note used by AmSouth Bank in connection with line of credit loans to the Company.

          10.12 Representative specimen of Promissory Note used by AmSouth Bank in connection with term loans to the Company.

          10.13 Representative specimen of personal guaranty required by AmSouth Banction with loans to the Company.

          21.01 Subsidiaries of Registrant, incorporated herein by this reference toEt 21.01 to the Original 2001 Form 10-KSB.

          23.02     Consent dated February 14, 2002 of Harper Van Scoik, P.A.

          99.05 Financial statements required to be filed by Item 7 of this report:
--------------------------------------------------------------------------------

                                                                 Page Number
                                                            Within Exhibit 99.05
                                                            --------------------
          Independent Auditor's Report                                      1
          Consolidated Balance Sheets as of
              September 30, 2001 and 2000                                   2
          Consolidated Statements of Loss for
              the years ended September 30, 2001 and 2000                   4
          Consolidated Statements of Changes in Capital Deficiency
              for the years ended September 30, 2001 and 2000               5
          Consolidated Statements of Cash Flows
              for the years ended September 30, 2001 and 2000               6
          Notes to Consolidated Financial Statements                        7
--------------------------------------------------------------------------------
* Identifies exhibit that is a management contract, or a compensatory plan or arrangement as required by the rules of the SEC.

                                 EXHIBIT INDEX

     Exhibit No.    Description of Exhibit
     -----------    ------------------------------------------------------------

          3.02 Composite form of Amended and Restated Certificate of Incorporation of Registrant, incorporating all amendments through the date of this report (last amendment filed August 8, 2000).

          10.02     Agreement dated May 22, 2000 with Textron Automotive
                    Company.

          10.03 Form of the Company's non-competition and nondisclosure agreement.

          10.04 Representative specimen of the Company's real estate lease agreements with Prime Realty Investment Trust and its affiliates.

          10.05* Medical Expense Reimbursement Plan for executive officer employees of the Company.

          10.06* Employee Dental Plan for executive officer employees of the Company.

          10.09 Amendment to Amended and Restated Loan Agreement dated January 2, 2001 with AmSouth Bank, in connection with term loans made to the Company.

          10.10 Amended and Restated Loan Agreement dated May __, 2000 with AmSouth Bank, in connection with term loans made to the Company.

          10.11 Representative specimen of Revolving Line of Credit and Renewal Promissory Note used by AmSouth Bank in connection with line of credit loans to the Company.

          10.12 Representative specimen of Promissory Note used by AmSouth Bank in connection with term loans to the Company.

          10.13 Representative specimen of personal guaranty required by AmSouth Banction with loans to the Company.

          23.02     Consent dated February 14, 2002 of Harper Van Scoik, P.A.

          99.05 Financial statements required to be filed by Item 7 of this report:

--------------------------------------------------------------------------------
* Identifies exhibit that is a management contract, or a compensatory plan or arrangement as required by the rules of the SEC.