Form 10KSB
period 2000-09-30
STRANDTEK INTERNATIONAL INC /
filed 2002-02-25
CIK 833844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's consolidated revenues for the fiscal year ended September 30, 2000 were $3,719,942

There is no trading market or readily ascertainable market value for the Common Stock. Accordingly, no market value for Common Stock held by non-affiliates is stated. Registrant privately sold Common Stock for $.14 per share during fiscal 2000 and thereafter (most recently in September 2001).

Shares outstanding at September 30, 2000: 128,681,942; and at February 15, 2002:
182,025,174.

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

     Using the meltblown technology and other technologies, the Company produces meltblown fibrous webs and parts made therefrom for use as thermal and acoustical insulating media and parts, padding and, until December 2000, sorbents. All of the Company's products are 100% recyclable and some are also manufactured from recycled materials. Currently the thermal and acoustical insulating media and parts manufactured by the Company are sold for original equipment manufacturer ("OEM") applications by appliance and automotive manufacturers and for use in the building and do-it-yourself building supply markets as thermal insulating and gasket media.

                                 THE BUSINESS

     The Company's primary business is the manufacture, using the meltblown technology, and sale of meltblown webs and parts made therefrom as acoustical and thermal insulation. Automobile manufacturers are currently using these insulation products for use in car door acoustic insulation and appliance manufacturers are using these insulation products in refrigerators. Certain manufacturers of automobiles and appliances have promulgated new material specifications providing for synthetic fiber insulation with weight and performance characteristics that currently can only be satisfied by meltblown media, including media manufactured by the Company. In some cases, the Company employs off line manufacturing to create finished parts employing its meltblown media as thermal and/or acoustic insulation.

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

Markets for the Company's Products

     The Company has been for the last two years and is currently pursuing North American automotive markets for sale of its acoustic insulating media, marketed as AutoZorb(TM) Acoustic Insulating Media ("AutoZorb(TM)"). North American OEM's employing acoustic insulating media and parts for which AutoZorb(TM) can potentially be used include virtually all vehicle manufacturers and automotive tier one suppliers.

     The Company has been for the last three years and is also currently pursuing North American appliance markets for sale of its thermal and acoustic insulating media. The Company's meltblown insulating parts and/or media ("meltblown products") are suitable for use by OEM's, including virtually all major appliance manufacturers for refrigerator, dishwasher, freezer and laundry applications requiring thermal and acoustic insulation.

     In addition, the Company has for the past year and is currently pursuing two large manufacturers for sales of its meltblown products in the office panel industry. The Company's meltblown products are suitable for use as acoustical insulating media by office panel OEM's, including the largest manufacturers of office equipment and furniture.

     One meltblown acoustic media manufacturer, Minnesota Mining and Manufacturing, ("3M"), owns US Patent #5,298,694 issued March 29, 1994 and reissued during 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999, the Company filed suit in the United States District Court for the Western District of Michigan, asking that the Court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company provided 3M with information that showed the Company was not infringing upon its patent. Subsequent to the submission of this information 3M ceased telling potential customers of the Company that purchases from the Company may be in violation of 3M's patent rights. Therefore the Company believes 3M concurs there is no patent infringement. The suit against 3M was dismissed in early calendar 2000.

     The Company has been for the last year and is also currently pursuing builders for sales of several building products used by builders and do-it-yourself building suppliers for thermal insulating and sill gasket applications that can be manufactured employing the meltblown technology.

     The Company for the last two years had been pursuing the North American sorbent markets for sale of its sorbent products. The Company stopped selling sorbents in December 2000, except for a minimal amount of sales to accommodate existing customers. The Company experienced no significant losses as a result of the termination of the sorbent product business.

Competition

     The Company has targeted its manufacturing and marketing efforts toward potential customers who can utilize its meltblown webs and parts made therefrom as acoustical and thermal insulation and sorbents. Competitive traditional materials widely used in the insulation business consist primarily of polyester fiber and fiberglass as thermal and acoustic insulation, cotton shoddy, polyether and polyethylene foams and other meltblown fibrous media as acoustic insulation only. Many of the manufacturers and distributors producing and selling these competitive materials are far better established and have significantly greater assets and established distribution channels than does the Company. While management believes that the Company has a competitive advantage in manufacturing meltblown fibrous insulation, and that its products are superior in several respects to competitive traditional materials, there can be no assurance that the Company will succeed in selling to new customers currently using traditional competitive media.

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

Key Customers

     During fiscal year 2000, three customers accounted for approximately 63% of the Company's sales. A loss of one or more of these customers would cause the Company to redouble its marketing efforts in order to maintain an adequate level of sales.

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

     The Company has received one patent expiring June 30, 2015 and filed another application in October 1998 with the US Patent Office covering certain elements of the meltblown technology. The Company plans on filing additional patent applications with the US Patent Office for protection of additional elements of the meltblown technology. There is no guarantee that the filing of any patent applications will result in the issuance of a patent protecting the technology and products claimed as novel and unique in the various patent applications.

     The Company also owns several trademarks it uses to identify and describe products it sells. These include AutoZorb(TM) Acoustic Insulating Media used to identify meltblown products sold for automotive applications, OilZorb(TM) Sorbent Media and Products used to identify certain sorbent products for sales to US and local government agencies and No Itch(R) Synthetic Organic Fibrous Insulating Media used to identify certain building products and to highlight their attributes in comparison to their fiberglass competitors. The Company has a registered trademark for No Itch(R) and an allowed application for federal registration of AutoZorb(TM). The Company plans on filing several additional trademark applications to assist in creating positive identities for several meltblown products.

Employees and Service Agreements

     At year-end 2000, the Company had 152 full time employees and 158 total employees, including executive officers. The Company believes its relations with employees to be satisfactory.

     Apptech, Inc. provided certain consulting services to the Company, principally in the area of research and development, for a period until the Company terminated the contract in July 2000. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August 2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December 1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the service of the Company. The Company paid Apptech, Inc. $25,000 a month in fiscal years 2000 and 1999 for these services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. also owns 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D" warrants of the Company, all of which expire December 31, 2001.

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999, and was formerly an employee of Apptech, Inc. (see above). Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company pays Regenex $15,000 per month for its services. Curtis Appel indirectly owns common stock and owned warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications also owns 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company. CJR owns 137,709 shares of common stock of the Company and 89,831 "A" warrants. All of these warrants expire December 31, 2001.

     Southern Management Services, Inc. ("SMSI") provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company currently pays $30,000 per month for these services, plus reimburses SMSI for travel, phone, and other out-of-pocket expenses.

     Tatum CFO Partners, L.L.P. had been retained to oversee the Company's internal accounting system. In August 1999, the Company began paying $17,178 per month for these services. Tatum is an independent entity not related to the Company or its management. The Company hired full time employees to provide these services and terminated its arrangement with Tatum in March 2000.

     Officers and Directors as a group are paid an aggregate of $23,400 per month. Directors are not paid for their attendance at meetings, but are reimbursed for their out-of-pocket expenses incurred in going to and from Board of Directors meetings. See the table and succeeding text under Item 10 of this report for further details.

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

     For 2000 these expenses increased $1,515,223 (664%), from $228,125 to $1,743,348. The Company expects to spend considerable amounts for the foreseeable future for continued research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability in the future.

Public Information

     The Company is required to file reports with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. It has not filed such reports since 1990, after which it entered a period of total inactivity. The Company has once again commenced filing reports under the Securities Exchange Act of 1934, and its Form 10-KSB for the fiscal year ended September 30, 2001 was filed in its original form with the SEC on January 14, 2002. The public may read and copy materials filed by the Company with the SEC at the SEC'S Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at l-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
                                          -------------------

Item 2.   Description of Property
-------   -----------------------

Facilities and Physical Plants

     In 1999, the Company's operational physical plant was relocated to Chicago, Illinois to facilitate planned production capacity expansion. As of September 30, 2000 the total plant is approximately 133,000 square feet and is comprised of several leased buildings located in the Chicago Enterprise Center.

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

     The lease as to Building R covers 56,486 square feet, and provides the premises are leased by the Company in an as is condition. The space will be available for occupancy three months after the landlord tenders possession. As of December 31, 2000 this space was not available.

     The lease of Buildings Q and R required a guarantee by Southern Management Services, Inc. Its principals, David M. Veltman, William G. Buckles, Jr. and Greg Veltman, received an aggregate of 5,994,915 shares of common stock and an aggregate 5,994,915 "A" warrants for the guarantee in 1999 (see Certain Relationships and Related Transactions).

     The Company entered into leases with Prime Realty Investment Trust for warehouse facilities to be used for bulk storage in Buildings S and T. Due to the short-term nature of the leases, the buildings were leased as is. The Company and the landlord have made no significant improvements. The lease for Buildings S was originally a month-to-month lease in 1999. In April 2000, the lease for Building S switched from a month-to-month lease to a lease with a fixed term on the same terms and conditions as the month-to-month lease, and the lease term for Building T was extended. Both leases terminate, at the option of the Company, when the Building A-1 lease becomes effective (see below).

     The other terms of occupancy of Buildings S and T are summarized as follows:

     Building S -
          Square footage                                           55,213
          Terms: April 2000 through A-1 commencement
          Monthly Base rent                                      $ 15,520
          Annualized                                             $186,240
          Rent per square foot                                   $   3.37

          Note: Common area maintenance, insurance, real estate taxes and some utilities are paid in excess of Base rent

     Building T -
          Square footage                                           27,246
          Terms: April 1999 through A-1 commencement
          Monthly Base rent                                      $  3,122
          Annualized                                             $ 37,463
          Rent per square foot                                   $   1.37
          Note: Common area maintenance, insurance, real estate taxes and some utilities are paid in excess of Base rent

     In July 2000, the Company entered into a lease agreement with Enterprise Center VIII, LP, an affiliate of Prime Realty Investment Trust, for Building A-1 covering 81,859 square feet. The lease will commence after certain agreed upon improvements have been completed. The leases for Building S and Building T will terminate, at the option of the Company, upon the commencement of the Building A-1 lease. As of December 31, 2000, Building A-1 was not available.

     As of September 30, 2000 the following production lines were operating in the Chicago, Illinois facility:

---------------------------------------------------------------------------------------------------
 Production Line    Date Placed in Service      Capitalized Cost        Production Range in lbs.
                                                                                Per Hour
---------------------------------------------------------------------------------------------------
Line 1                   April, 1999              $1.2 Million                  200-300
---------------------------------------------------------------------------------------------------
Line 2                    June, 2000              $2.2 Million                  350-450
---------------------------------------------------------------------------------------------------

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

     The original production line located at the East Chicago, Indiana facility was placed in production in April 1997. The line has a production range of 150 to 200 pounds of product per hour. The capitalized costs of the line are approximately $1 million. The Company dismantled the line in October 2000. The Company expects to re-assemble the line at the new primary facility. As of December 31, 2000, however, this production line had not been reassembled.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

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

     The only securities sold by STI Delaware during the fiscal year ended September 30, 2000 without registration under the Securities Act of 1933, as amended (the "Securities Act"), were 38,952,763 shares of common stock and 38,952,763 "A" warrants to purchase the Company's common stock at $.41 per share. The Company entered into these non-public transactions directly with six individuals, each of whom is a Director or executive officer of STI Delaware, and accordingly is an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act.

     The above shares of common stock and "A" warrants were issued to the six individuals as consideration for loans made by them to the Company or their personal guarantee of bank loans to the Company. See the table labeled "Fiscal Year 2000" and accompanying text under the caption "Shares and Warrants Issued for Loans and Guarantees" included in Item 12 of this report for further details.

     Also during fiscal year 2000, an aggregate of 50,887,758 shares of common stock was issued to nine Directors and/or executive officers of the Company and a select number of other individuals upon exercise by them of "A" warrants previously issued by the Company. The consideration received by the Company in this private placement memorandum offering was $.14 per share, or an aggregate of $7,124,286, all except $55,654 of which came from the Company's Directors and/or executive officers. Investment questionnaires were furnished and certain investment representations were received by the Company in connection with this offering. See the table labeled "Summary of "A" Warrant Exercises" and the accompanying text under the caption "Warrant Exercises at Reduced Price" included in Item 12 of this report for further details.

     On the basis of all of the relevant facts and circumstances, the Company relied on the provisions of Regulation D and/or Section 4(2) of the Securities Act in effecting the above securities issuances without registration under that act.

Item 6.   Management's Discussion and Analysis or Plan of Operation
------    ---------------------------------------------------------

Net Sales

     Net sales increased $1,370,542 (58%) in fiscal year 2000 from $2,349,400 to $3,719,942. This increase was comprised of additional sales in each of the following categories. These sales increases resulted from expanded sales efforts directed to new and present automotive, building and appliance product customers, and development and commercialization of new products. Automotive sales increased due to a contract completed with one of the large automotive parts supplier.

Gross Profit

     Cost of sales was calculated to be 110% and 94% of net sales for fiscal year 2000 and 1999, respectively. The increase in cost of sales was mainly attributable to production line inefficiencies as new automotive and appliance products were introduced into the production cycle.

General and Administrative

     General and administrative expenses totaling $5,302,849 in 2000 increased $2,596,830 or 96% over the prior year. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses, including inventory and accounting information systems to support the Company's anticipated growth. Significant expenditures for recruiting fees and bonuses were incurred to bring in a qualified management team. In addition, in order to attract and maintain qualified personnel, the Company incurred substantial expenses relating to implementing employee benefits, including health and life insurance, accrued vacation and sick time, and a defined contribution plan. The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful.

Selling

     While sales efforts were expanded in present and new market areas, selling expenses decreased $1,535,989 (123%), from $1,880,416 in fiscal year 1999 to $344,427 in fiscal year 2000. This decrease in expenses was due to a concerted effort in the sales department to reduce and eliminate, where possible, costs throughout the year. Sales efforts were extended to the automotive and building markets with new products resulting in new sales, and in appliance and sorbent markets resulting in additional sales.

Depreciation and Amortization

     Depreciation and amortization expense was $524,315 for 2000, compared to $241,292 for 1999, or a 117% increase. This increase was due to start-up of manufacturing equipment and increased loan costs.

Interest Expense

     Interest expense was $1,250,970 for fiscal 2000, or $616,953 greater than interest expense of $634,017 in the prior year. This increase was due to the increase in the Company's long-term debt and shareholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment.

Loss on Disposition of Manufacturing Equipment

     Loss on disposition of manufacturing equipment was $221,835 for 2000, or a 100% increase over 1999. In 2000, the Company sold various pieces of previously purchased, used equipment for a loss of $221,835.

Liquidity and Capital Resources

                            Selected Financial Data
                            -----------------------
                        Fiscal Year Ended September 30,

                                      2000          1999          1998
Statement of Operations:
 Net Sales                        $  3,719,942   $ 2,349,400   $ 1,440,804
 Gross Profit (Loss)              $   (373,654)  $   136,395   $    79,171
 Net Loss                         $ (9,761,398)  $(5,553,474)  $(2,328,745)
 Cash Used In Operating
  Activities                      $ (7,511,970)  $(4,187,958)  $(2,073,474)
 Capital Expenditures             $ (7,179,932)  $(3,397,564)  $  (511,795)

Balance Sheet:
 Total Assets                     $ 13,176,030   $ 5,806,841   $ 1,793,227
 Total Debt                       $ 20,170,517   $12,571,202   $ 4,838,687
 Working Capital                  $(15,437,574)  $(4,295,153)  $  (869,121)
 Common Stockholders
   Equity (deficit)               $(11,500,501)  $(9,097,105)  $(3,651,224)

Net Loss Per Share:
Basic and diluted                 $       (.10)  $     (0.17)  $     (0.15)

Weighted average number
Of Common Shares Used In
Computing Net Loss Per Share:
Basic and diluted                   96,202,869    32,748,092    15,318,420

     The Company has funded its capital requirements and business operations, including research and product development, with funds provided by invested capital, and through borrowings and exercises of "A" warrants (see below). During fiscal year 2000, the Company received proceeds of $5,623,589 from long-term bank loans, $7,912,453 from stockholder loans, net additions of $630,500 to a revolving note, and $1,588,925 cash proceeds from exercises of "A" warrants. These funds were necessary in order to fund the ongoing daily operations, research and product development (See "Research and Product Development" under Business), capital improvements on existing production lines, and design and construction of additional production lines. Funds were also used to improve the infrastructure of the operating facility (See "Facilities and Physical Plants" under Description of Property), which required significant leasehold improvements to meet the standards established within the industry and ready the facility for increased production capacity. In anticipation of future growth, the Company incurred expenses necessary to attract qualified personnel, including significant recruiting fees, bonuses and expenses associated with establishing employee benefits (See "General and Administrative" under Management's Discussion and Analysis or Plan of Operation).

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

     There were 50,887,758 "A" warrants surrendered and 50,887,758 shares of common stock issued under the PPM. The Company received cash proceeds of $1,588,925. Management converted 10,951,934 "A" warrants to an equal number of shares of common stock for $1,533,271 of cash proceeds to the Company. Outside investors converted 397,531 "A" warrants to 397,531 shares of common stock for $55,654 of cash proceeds to the Company, or $444,346 less than the $500,000 anticipated by the Company. Six Directors of the Company elected to convert 39,538,293 "A" warrants to the same number of shares of common stock by the reduction of $5,535,361 of obligations owed to them by the Company. The total consideration from the PPM offering was $7,124,286. The Company's management accounted for 99% of the total exercise amount (see Certain Relationships and Related Transactions).

     The Company has committed to three additional production lines (Line 3, Line 4 and Line 5) as of September 30, 2000. The capitalized costs of the lines were originally estimated to be $5.2 million. However, it became evident after the fiscal year end that this estimate was understated by about $2.6 million, and the estimated costs would be about $7.8 million. These lines are anticipated to have a combined production range of 2,450 to 3,050 pounds of product per hour. As of September 30, 2000, the Company has incurred costs of $4.6 million relating to the construction of these lines.

     The Company has experienced increases in the cash used by operations from $4,187,958 in 1999 to $7,511,970 in 2000 and expects cash used by operations in 2001 to increase to approximately $12,000,000. The Company's working capital and stockholders' deficit as of September 30, 2000 were $(15,437,574) and $(11,500,501) as compared to $(4,295,153) and $(9,097,105) at September 30,
1999, respectively. The Company did not generate the anticipated proceeds from outside investors from the PPM offering, and it underestimated the working capital needs and the cost of completing the production lines. The Company has committed to the increases in capacity and improvements to its infrastructure and operations to satisfy the procurement requirements of large automotive and appliance manufacturers and automotive tier one suppliers in order to attract them as customers.

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

Item 7.    Financial Statements
-------    --------------------

     The Company incorporates herein by this reference the accountants' report, the financial statements and the related notes appearing in the exhibit attached to this report as Exhibit 99.03. Each of the items incorporated herein by reference is listed by reference to the page where it appears or begins in
Exhibit 99.03 as part of the description thereof in the Exhibit Index included by reference in Item 13 of this report.

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
           Financial Disclosure
           --------------------

     None.

                                   PART III
                                   ---- ---

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
-------    -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

                                  MANAGEMENT

     The names, ages and positions with the Company of the Directors and executive officers of the Company as of September 30, 2000 are as follows:

       Name                   Age       Position
       ----                   ---       --------

Jerome Bauman                 57        President and Director

William G. Buckles, Jr.       43        Chief Financial Officer, Vice President,
                                        Secretary, Treasurer and Director

Ron Basar                     50        Vice President and General Manager

Jan Arnett                    50        Director

Craig Babcock                 52        Director

Raymond Juska                 63        Director

David M. Veltman              70        Director

Greg Veltman                  42        Director

Philip Palm                   50        Director

Ken Arsenault                 52        Director

     Curtis Appel resigned as a Director and COO in December 1999. David Sanborn was a Director and Vice President until August 2000.

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

Curtis Appel served as Director and Chief Operating Officer of StrandTek International, Inc. from December 1996 until December 1999, and served in similar capacities with Florida from August 1995 until December 1999. He spent the nearly prior two years as one of the directors and executive officers of Embrace Systems Corporation ("Embrace"). Embrace filed a bankruptcy reorganization petition in October 1994, followed by a liquidation proceeding in the first part of 1995. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. He provided consulting services to the Company through July 2000 as an employee of Apptech,
Inc.   He currently provides consulting services to the Company as the sole employee of Regenex (see "Employees and Service Agreements" under Business). He received a Bachelor of Science Degree from the University of Illinois at Champaign, majoring in chemistry and physics. In 1975 he also received a Juris Doctorate degree from DePaul University and was registered to practice law in Illinois from 1975 until 1997.

David Sanborn, Director and Vice President of Research and Development of StrandTek International, Inc. from October 1997 through August 2000, earned his BS degree in Mechanical Engineering at the Illinois Institute of Technology. Dave spent 13 years with U.S. Gypsum in Rosemont, Illinois as Project and Plant Engineer, Plant and Engineering Superintendent and Systems/Design Analyst. During that time, he developed several proprietary software and hardware systems and managed the operations, process development and expansion of the $20 million polymer and adhesive manufacturing facility. For the two years before coming to StrandTek, Dave acted as an independent consulting engineer and worked on process development in polymer processing, recycling and metal working industries.

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

Item 10  Executive Compensation
-------  ----------------------

     The following table sets forth certain information with respect to compensation awarded, earned or paid during the three fiscal years ended September 30, 2000 to the five executive officers of the Company for their services in all capacities to the Company.

                           Summary Compensation Table
                           --------------------------

                                                                    Annual Compensation
                                                                      (Dollar Amounts)
                                                    --------------------------------------------------
      Name And Principal                                                               Other Annual
  Positions With The Company         Year           Salary             Bonus          Compensation/1/
-------------------------------      ----           ------             -----          ----------------
Jerome Bauman, President and         2000            22,500                -               15,975
Chairman of the Board                1999            22,500                -                4,500
                                     1998            22,500                -                5,063

William G. Buckles, Jr., CFO,        2000            45,000                -               25,279
VP, Treasurer/Secretary              1999            45,000                -               33,765
                                     1998            45,000                -               23,937

Ron Basar, VP and General            2000           125,000           50,000                    -
Manager/2/                           1999            53,000           12,500                   60
                                     1998               N/A              N/A                  N/A

David Sanborn, VP/3/                 2000           112,500                -                    -
                                     1999           116,000                -                    -
                                     1998           108,000                -                    -

Curtis Appel, COO/4/                 2000           155,500                -                    -
                                     1999           157,000                -                    -
                                     1998           132,000                -                    -

________________________________

/1/ Messrs. Bauman and Buckles received common stock and "A" warrants related to individual loans by them to the Company and guarantees of a lease and bank loans to the Company. See Item 12. Mr. Basar received an award of warrants for bona fide compensatory and incentive purposes in connection with his employment with the Company. For purposes of this table only, the aggregate of the values assigned by the Company to these shares of common stock ($.0059 per share) and these warrants ($.0001 per warrant) is disclosed as other annual compensation. (See Certain Relationships and Related Transactions.)
/2/ Mr. Basar also receives dental insurance coverage and coverage under a medical reimbursement plan with a $5,000 annual ceiling (approximately benefits of $4,800 and $600 for fiscal years ended 2000 and 1999, respectively). (See Certain Relationships and Transactions.)
/3/ Mr. Sanborn was not paid by the Company, but rather was compensated by Apptech, Inc. (See Certain Relationships and Related Transactions.)
/4/ Mr. Appel was not paid by the Company, but rather was compensated by Apptech, Inc. and Regenex. (See Certain Relationships and Related Transactions.)

     Directors are not paid for their services in that capacity, or for attendance at meetings of the Board of Directors or of any committees of the Board on which they may serve, but are reimbursed for their out-of-pocket expenses incurred in attending those meetings. David M. Veltman, however, was compensated for consulting services provided to the Company. Mr. Veltman was paid $45,000 for these services in each of the fiscal years 2000 and 1999.

     Southern Management Services, Inc. was paid $360,000 and $180,000 for the fiscal years 2000 and 1999, respectively, for accounting, marketing and administrative services provided to the Company. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman. SMSI also charged the Company approximately $70,000 and $12,500 for the fiscal years 2000 and 1999, respectively, for health insurance coverage.

     Southern Aviation and Marine DE, Inc. ("SAM") was paid $46,000 and $23,000 for fiscal years 2000 and 1999, respectively, for travel services provided to the Company. SAM is owned by David M. Veltman and Greg Veltman.

     Information concerning the positions with the Company held by, and the ownership of common stock and "A" warrants of the Company owned by, Messrs. Buckles, David M. Veltman, and Greg Veltman is contained in Items 9 and 11 of this report.

Item 11   Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

     The following table sets forth, as of September 30, 2000, the outstanding shares of common stock and the outstanding warrants of the Company beneficially owned by each person known by the Company to beneficially own more than 5% of the Company's outstanding common stock and warrants, as well as the name and stockholdings of each officer and Director of the Company, and the stockholdings of those officers and Directors as a group:

                                             Number of Shares       Number of Warrants/2/                  Percent
                 Name/1/                    Beneficially Owned      Beneficially Owned       Total        Ownership
 Jan Arnett                                      15,385,084               3,255,000        18,640,084       14.13%
 Ken Arsenault                                            -                       -                 -        0.00%
 Craig Babcock                                      541,600                       -           541,600        0.42%
 Ron Basar                                          300,000                 300,000           600,000        0.47%
 Jerome Bauman                                   10,616,204                 250,000        10,866,204        8.43%
 William G. Buckles, Jr.                         29,314,944               1,806,668        31,121,612       23.85%
 Raymond Juska                                      237,610                       -           237,610        0.18%
 Phil Palm                                        1,000,000                       -         1,000,000        0.78%
 Greg Veltman                                    10,322,017               1,312,435        11,634,452        8.95%
 David M. Veltman                                57,394,444              15,758,500        73,152,944       50.65%
 Total officers and directors as a group        125,111,903              22,682,603       147,794,506       97.64%
         (10 persons)

/1/ All persons listed can be contacted at 455 N. Indian Rocks Road, Belleair Bluffs, FL 33770.

/2/ All warrants are exercisable at issuance to purchase an equal number of shares of common stock.

Item 12   Certain Relationships and Related Transactions
-------   ----------------------------------------------

Introduction
------------

     Certain transactions and agreements involving the Company and certain persons or entities during fiscal 2000 and 1999 are described below. The Company's Board of Directors believes the terms involved in each of the transactions and agreements described in this Item 12 were at least as favorable to the Company as those available to the Company from unaffiliated third parties. The beneficial ownership of the Company's common stock and warrants owned by various of the persons mentioned below is set forth in Item 11 of this report. By virtue of his beneficial ownership of common stock of the Company, David M. Veltman may be considered to be the "parent" of the Company within the meaning of the Exchange Act. At September 30, 2000, Mr. Veltman beneficially owned 50.65% of the outstanding stock of the Company, and at December 31, 2001, he beneficially owned 56.47% of the outstanding common stock of the Company.

Compensation for Services
-------------------------

     Apptech, Inc. provided certain consulting services to the Company, principally in the area of research and development, for a period until the Company terminated the contract in July 2000. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August 2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December 1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the service of the Company. The Company paid Apptech, Inc. approximately $250,000 and $273,000 for the fiscal years 2000 and 1999, respectively, for these services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. also owns 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D"
warrants of the Company, all of which expire December 31, 2001.

     The Company entered into an oral agreement in August 2000 with Regenex to provide consulting services regarding technical sales support. Regenex's sole employee, Curtis Appel, served as a Director and COO of the Company from December 1996 through December 1999, and was formerly an employee of Apptech, Inc. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company paid Regenex $30,000 for two months of its services in fiscal year 2000. Curtis Appel indirectly owns common stock and warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications also owns 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company. CJR owns 137,709 shares of common stock of the Company and 137,709 "A" warrants. All of these warrants expire December 31, 2001.

     Southern Management Services, Inc. provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company incurred approximately $360,000 and $180,000 for these services for fiscal years 2000 and 1999, respectively. The Company reimbursed SMSI approximately $51,000 and $42,000 in fiscal years 2000 and 1999, respectively, for travel, phone and other out-of-pocket expenses. SMSI also charged the Company approximately $70,000 and $12,500 for health insurance coverage for the fiscal years 2000 and 1999, respectively. See the final paragraph of Item 2 for a description of SMSI's thus far rent free provision of office space to the Company.

     During fiscal year 2000, an affiliate of SMSI loaned the Company $300,000. The loan is due on demand and interest is payable annually beginning in fiscal year 2001, based on the prime rate (9.5% at fiscal year end 2000) plus 1%.

     Southern Aviation and Marine DE, Inc. provides travel services to the Company from time to time. SAM is owned by David M. Veltman and Greg Veltman, each of whom is a Director of the Company. The Company incurred approximately $46,000 and $23,000 for these services for fiscal years 2000 and 1999, respectively.

     In fiscal years 2000 and 1999, Jerome Bauman was paid $22,500, and William
G. Buckles, Jr., and David M. Veltman were each paid $45,000, for consulting services regarding the operations of the Company. See the table under Item 10 of this report and the succeeding text for further details. Each of these gentlemen is an executive officer and/or Director of the Company.

     Ron Basar, an executive officer and full time employee of the Company, received 300,000 "A" warrants, 150,000 "B" warrants and 150,000 "C" warrants, each assigned a value of $.0001 per warrant, in addition to his salary and bonus for fiscal 1999 as detailed in the table under Item 10 of this report. The Company also incurred approximately $4,800 and $600 for fiscal years ended 2000 and 1999, respectively, for dental and medical reimbursement insurance coverage for Ron Basar under a program available only to executive officer employees of the Company.

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

                        Summary of "A" Warrant Exercises

                                        Reduction of      Cash          Total
                        "A" Warrants     Company's      Proceeds       Exercise
         Name            Exercised      Obligations    to Company       Price
         ----           ------------    ------------   ----------      --------

Jan Arnett                 5,829,483     $  715,727     $  100,401   $  816,128
Craig Babcock                222,073         31,090              -       31,090
Ron Basar                    300,000              -         42,000       42,000
Jerome Bauman              5,123,731        659,404         57,918      717,322
William G. Buckles, Jr.   13,049,655      1,659,626        167,326    1,826,952
Raymond Juska                 97,505              -         13,651       13,651
Phil Palm                  1,000,000              -        140,000      140,000
Greg Veltman               4,254,791        345,671        250,000      595,671
David M. Veltman          20,612,989      2,123,843        761,975    2,885,818
All others                   397,531              -         55,654       55,654
                        -------------------------------------------------------
Total                     50,887,758     $5,535,361     $1,588,925   $7,124,286
                        =======================================================

 Shares and Warrants Issued for Loans and Guarantees
 ---------------------------------------------------

     Since the Company commenced operations, it has been necessary to almost constantly obtain funding in order to finance research and product development, business operations and capital requirements. Substantially all of this funding has been accomplished through the efforts of some of the major stockholders of the Company, all of whom are Directors as well. Those individuals have advanced money to the Company directly, or have directly or indirectly personally guaranteed bank loans or lease obligations of the Company. In return, through December 31, 2000 the individual lenders and guarantors have received 2.5 shares of the Company's common stock and 2.5 "A" warrants for each dollar loaned to the Company, and for each dollar of lease or bank loan commitments directly or indirectly personally guaranteed, in addition to a promissory note for the amounts advanced directly to the Company. The individual loans to the Company by stockholders are typically represented by a promissory note due on demand, and bearing interest at prime plus 1%. This type of funding continued to be needed in fiscal year 2000. In 2000 and 1999 the Company's Board of Directors assigned to each share of common stock issued under these arrangements a value of $.0059, and to each "A" warrant so issued a value of $.0001.

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

     See the tables below for a summary during the periods indicated of common stock and "A" warrants issued by the Company in connection personal loans made to the Company or direct or indirect personal guarantees of lease obligations or bank loan commitments of or to the Company.

                               Fiscal Year 2000

                Bank Loans   Individual Loans                     Common      Warrants
    Name        Guaranteed      to Company        Total        Stock Issued    Issued      Total
    ----        ----------   ----------------     -----        ------------   --------     -----
Arnett          $1,490,000        $1,077,000   $ 2,567,000       6,417,500   6,417,500  12,835,000
Bauman             740,000           325,000     1,065,000       2,662,500   2,662,500   5,325,000
Buckles            240,000         1,445,235     1,685,235       4,213,087   4,213,087   8,426,173
D. Veltman       3,990,000         5,727,969     9,717,969      24,294,922  24,294,922  48,589,843
G. Veltman         240,000           230,902       470,902       1,177,254   1,177,254   2,354,508
Babcock                               75,000        75,000         187,500     187,500     375,000
             -----------------------------------------------  ------------------------------------
Total           $6,700,000        $8,881,106   $15,581,106      38,952,763  38,952,763  77,905,524
             ===============================================  ====================================

                               Fiscal Year 1999

                Bank Loans     Lease    Individual Loans                 Common       Warrants
     Name       Guaranteed   Guaranteed    to Company     Total       Stock Issued     Issued      Total
     ----       ----------   ----------    ----------     -----       ------------     ------      -----
Arnett           $        -                $  300,000   $  300,000         750,000     750,000   1,500,000
Bauman                    -                   300,000      300,000         750,000     750,000   1,500,000
Buckles             666,667      799,322      785,000    2,250,989       5,627,475   5,627,475  11,254,950


D. Veltman          666,667      799,322      920,000    2,385,989       5,964,970   5,964,970  11,929,940
G. Veltman          666,667      799,322      470,000    1,935,989       4,839,971   4,839,971   9,679,942

              ------------------------------------------------------  ------------------------------------
Total            $2,000,000   $2,397,967   $2,775,000   $7,172,967      17,932,416  17,932,416  35,864,832
              ======================================================  ====================================

Item 13.  Exhibits, and Reports on Form 8-K
--------  ---------------------------------

(a)  Exhibits Required By Item 601 of Regulation S-B.

     The exhibits required by Item 601 of Regulation S-B to be filed as part of this report are listed in the Exhibit Index immediately following the signature page of this Form 10-KSB. That listing is incorporated herein by this reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by Registrant during the last quarter of the fiscal year covered by this report on Form 10-KSB.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRANDTEK INTERNATIONAL, INC.

January 17, 2002                    By: /s/ JEROME BAUMAN
                                        --------------------------------------
                                        Jerome Bauman, Chairman and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated. Except as otherwise indicated, titles are shown as of September 30, 2000 and signature date.

Date                Title                          Name
-----------------   -------------------------      ----------------------

January 17, 2002    Director/Chairman/President    /s/ JEROME BAUMAN
                                                   -----------------------------
                    (principal executive officer)  Jerome Bauman

January 17, 2002    Director/CFO/Vice President    /s/ WILLIAM G. BUCKLES, JR.
                                                   -----------------------------
                    (principal financial officer)  William G. Buckles, Jr.

January 17, 2002    Director                       /s/ JAN ARNETT
                                                   -----------------------------
                                                   Jan Arnett

January 17, 2002    Director                       /s/ CRAIG BABCOCK
                                                   -----------------------------
                                                   Craig Babcock

January 17, 2002    Director                       /s/ RAYMOND JUSKA
                                                   -----------------------------
                                                   Raymond Juska

January 17, 2002    Director                       /s/ DAVID M. VELTMAN
                                                   -----------------------------
                                                   David M. Veltman

January 17, 2002    Director                       /s/ GREG VELTMAN
                                                   -----------------------------
                                                   Greg Veltman

January 17, 2002    Director                       /s/ PHIL PALM
                                                   -----------------------------
                                                   Phil Palm

January 17, 2002    Director                       /s/ KEN ARSENAULT
                                                   -----------------------------
                                                   Ken Arsenault

(Note: Curtis Appel resigned as a Director and COO of Registrant in December 1999. David Sanborn was a Director and a Vice President of Registrant until August 2000.)

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

                                 EXHIBIT INDEX

     Each exhibit listed below is filed with this Form 10-KSB, or incorporated herein by the reference thereto included in the listing.

     Exhibit No.    Description of Exhibit
     ----------     ------------------------------------------------------------

        3.01 Certificate of Incorporation of Registrant as originally filed in Delaware on October 27, 1987, incorporated herein by this reference to exhibit 3.a to the Registration Statement on Form S-18 (Registration No. 33-22169 C) filed with the SEC on May 27, 1988 (the "Form S-18").

        3.02 Composite form of Amended and Restated Certificate of Incorporation of Registrant, incorporating all amendments through the date of this report (last amendment filed August 8, 2000), incorporated herein by this reference to Exhibit
                    3.02 to the Form 10-KSB/A (Amendment No. 1) for the fiscal year ended September 30, 2001 as filed with the SEC on February 19, 2002 (the "Amended 2001 Form 10-KSB").

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

        4.03 Form of the Company's Series "B" Warrants, incorporated herein by this reference to Exhibit 4.03 to the Original 2001 Form 10-KSB.

        4.04 Form of the Company's Series "C" Warrants, incorporated herein by this reference to Exhibit 4.04 to the Original 2001 Form 10-KSB.

        4.05 Form of the Company's Series "D" Warrants, incorporated herein by this reference to Exhibit 4.05 to the Original 2001 Form 10-KSB.

       10.01* Agreement dated August 15, 1995 with Apptech, Inc., incorporated herein by this reference to Exhibit 10.01 to the Original 2001 Form 10-KSB.

       10.02 Agreement dated May 22, 2000 with Textron Automotive Company, incorporated herein by this reference to Exhibit
                    10.02 to the Amended 2001 Form 10-KSB.

       10.03 Form of the Company's non-competition and nondisclosure agreement, incorporated herein by this reference to Exhibit
                    10.03 to the Amended 2001 Form 10-KSB.

       10.04 Representative specimen of the Company's real estate lease agreements with Prime Realty Investment Trust and its affiliates, incorporated herein by this reference to Exhibit
                    10.04 to the Amended 2001 Form 10-KSB.

       10.05* Medical Expense Reimbursement Plan for executive officer employees of the Company, incorporated herein by this reference to Exhibit 10.05 to the Amended 2001 Form 10-KSB.

       10.06* Employee Dental Plan for executive officer employees of the Company, incorporated herein by this reference to Exhibit
                    10.06 to the Amended 2001 Form 10-KSB.

       10.07        (Intentionally left blank.)

       10.08 Form of promissory note used by the Company in connection with borrowings from its affiliates, incorporated herein by this reference to Exhibit 10.08 to the Original 2001 Form 10-KSB.

       10.09        (Intentionally left blank.)

       10.10 Amended and Restated Loan Agreement dated May __, 2000 with AmSouth Bank, in connection with term loans made to the Company, incorporated herein by this reference to Exhibit
                    10.10 to the Amended 2001 Form 10-KSB.

       10.11 Representative specimen of Revolving Line of Credit and Renewal Promissory Note used by AmSouth Bank in connection with line of credit loans to the Company, incorporated herein by this reference to Exhibit 10.11 to the Amended 2001 Form 10-KSB.

       10.12 Representative specimen of Promissory Note used by AmSouth Bank in connection with term loans to the Company, incorporated herein by this reference to Exhibit 10.12 to the Amended 2001 Form 10-KSB.

       10.13 Representative specimen of personal guaranty required by AmSouth Bank in connection with loans to the Company, incorporated herein by this reference to Exhibit 10.13 to the Amended 2001 Form 10-KSB.

       21.02        Subsidiaries of Registrant.

       23.03        Consent dated February 25, 2002 of Harper Van Scoik, P.A.

       99.03 Financial statements required to be filed by Item 7 of this report:

--------------------------------------------------------------------------------

                                                                                         Page Number
                                                                                    Within Exhibit 99.03
                                                                                   ----------------------
          Independent Auditor's  Report                                                       1
          Consolidated Balance Sheets as of
               September 30, 2000 and 1999                                                    2
          Consolidated Statements of Loss for
               the years ended September 30, 2000 and 1999                                    4
          Consolidated Statements of Changes in Capital Deficiency
               for the years ended September 30, 2000 and 1999                                5
          Consolidated Statements of Cash Flows
               for the years ended September 30, 2000 and 1999                                6
          Notes to Consolidated Financial Statements                                          7

--------------------------------------------------------------------------------

* Identifies exhibit that is a management contract, or a compensatory plan or arrangement as required by the rules of the SEC.