Form 10KSB40
period 1999-09-30
STRANDTEK INTERNATIONAL INC /
filed 2002-02-26
CIK 833844

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's consolidated revenues for the fiscal year ended September 30, 1999 were $2,349,400.

There is no trading market or readily ascertainable market value for the Common Stock. Accordingly, no market value for Common Stock held by non-affiliates is stated. Registrant has privately sold Common Stock in the range of $.41 (January
1997) to $.14 (most recently in September 2001) per share.

Shares outstanding at September 30, 1999: 38,841,421; and at February 15, 2002:
182,025,174.

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

SPECIAL NOTE TO READERS: This Form 10-KSB is being filed by the Company late. Except as otherwise indicated in the text of this filing, the information in this filing is from a perspective as of the year indicated at the top of the cover page. Readers are cautioned to review the Company's reports filed with SEC for later periods for more current information. See, for example, the Company's Form 10-KSB/A (Amendment No. 1) for the fiscal year ended September 30, 2001, filed with the SEC on February 19, 2002, the Company's Form 10-QSB for the three months ended December 31, 2001, filed with the SEC on February 15, 2002, and the Company's Form 8-K with a cover date of January 7, 2002, filed the SEC on January 14, 2002. Certain information on ways to obtain those forms and other documents publicly filed with the SEC is included in Item 1 of this Form 10-KSB under the caption "Public Information."

                                    PART I
                                    ------

Item 1.  Description of Business
------   -----------------------

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

         In January 1999 the Company acquired a 51% interest in StrandTek West, Inc., formerly known as Enviro Watch Responder Systems USA Inc., for $15,788. StrandTek West, Inc. sells the Company's sorbents.

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

Technology and Products

         The Company manufactures and sells meltblown fibers, webs (or batts) composed thereof and parts derived therefrom through use of its meltblown technology. Meltblown fibers are a type of synthetic fiber manufactured by employing a stream of high-speed hot air to gradually taper ("attenuate") thermoplastic strands and transform them into fibers. Currently, the Company manufactures its meltblown fibers from both virgin and recycled polypropylene and PET (polyethylene terephthalate) resins. Conventional synthetic fiber manufactured from theremoplastic resins employs mechanical attenuating means to transform thermoplastic strands into fibers. Conventional meltblown fiber manufacture technology employed by other meltblown fiber manufacturers who compete with the Company utilizes a single row of nozzles in a die tip (closure for a meltblown die) to produce a layer of meltblown fiber. One or several diehead and die tip combinations operated in series are used to manufacture meltblown webs and parts derived therefrom. The Company employs a strandplate (also a closure for a meltblown die) incorporating proprietary and licensed design characteristics to produce webs which are significantly thicker and less dense than those of competitors employing conventional meltblown technologies. The low density, high loft webs produced through use of the meltblown technology are suitable for application as thermal and acoustical insulation in many applications (see below).

         The Company's meltblown technology is a result of the Company's significant research and product development efforts using information derived from the technology acquired indirectly through the bankruptcy estate of Embrace Systems Corporation pursuant to order of the Bankruptcy Court for the Western District of Michigan in 1995.

         Using the meltblown technology and other technologies, the Company produces meltblown fibrous webs and parts made therefrom for use as thermal and acoustical insulating media and parts, padding and sorbents. All of the Company's products are 100% recyclable and some are also manufactured from recycled materials. Currently the thermal and acoustical insulating media and parts manufactured by the Company are sold for original equipment manufacturer ("OEM") applications by appliance and automotive manufacturers and for use in the building and do-it-yourself building supply markets as thermal insulating and gasket media. Additionally, the Company produces sorbents (either oil or oil/water sorbent pads, socks, booms or rolls). These products are sold to wholesalers who distribute them to a wide range of industrial and commercial accounts, both smaller distributors and large volume end users. The Company believes that the meltblown technology does not provide it with a competitive advantage in the manufacture of sorbent media or products

                                 THE BUSINESS

         The Company's primary business is the manufacture, using the meltblown technology, and sale of meltblown webs and parts made therefrom as acoustical and thermal insulation and sorbents. Automobile manufacturers are currently using these insulation products for use in car door acoustic insulation and appliance manufacturers are using these insulation products in refrigerators. Certain manufacturers of automobiles and appliances have promulgated new material specifications which provide for synthetic fiber insulation with weight and performance characteristics that currently can only be satisfied by meltblown media, including media manufactured by the Company. In some cases, the Company employs off line manufacturing to create finished parts employing its meltblown media as thermal and/or acoustic insulation.

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

Markets for the Company's Products

         All through the past fiscal year and currently, the Company has been pursuing North American automotive markets for sale of its acoustic insulating media, marketed as AutoZorb(TM) Acoustic Insulating Media ("AutoZorb(TM)"). North American OEM's employing acoustic insulating media and parts for which AutoZorb(TM) can potentially be used include virtually all vehicle manufacturers and automotive tier one suppliers.

         The Company has been for the last two years and is also currently pursuing North American appliance markets for sale of its thermal and acoustic insulating media. The Company's meltblown insulating parts and/or media ("meltblown products") are suitable for use by OEM's, including virtually all major appliance manufacturers for refrigerator, dishwasher, freezer and laundry applications requiring thermal and acoustic insulation.

         While the Company currently has no sales of its meltblown products in the office panel industry, it is currently pursuing sales efforts with two large manufacturers. The Company's meltblown products are suitable for use as acoustical insulating media by office panel OEM's, including the largest manufacturers of office equipment and furniture.

         One meltblown acoustic media manufacturer, Minnesota Mining and Manufacturing, ("3M"), owns US Patent #5,298,694 issued March 29, 1994 and reissued during 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999, the Company filed suit in the United States District Court for the Western District of Michigan, asking that the Court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company believes it will be successful in its litigation with 3M concerning the attempted application of this patent to the sale or use of any and all of the Company's products employed in any acoustic application.

However, the existence of this patent and the pendency of this patent litigation with a corporate giant such as 3M could impede the growth of sales of the Company's products for most current and targeted automotive, appliance and office panel applications. This suit was still pending as of December 31, 1999.

         The Company has been for the last year and is also currently pursuing North American sorbent markets for sale of its sorbent products.

         The Company has recently identified and is currently pursing markets for several building products used by builders and do-it-yourself building suppliers for thermal insulating and sill gasket applications that can be manufactured employing the meltblown technology.

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

         Similarly, in the Company's pursuit of North American appliance markets for sale of its acoustical and insulating media, its primary competitors are giant companies who manufacture and distribute fiberglass, the principal insulating media used by the appliance industry. Here, as in the automotive industry, unless the Company attains a significant market share in competition with very formidable competitors, there is little chance that it will operate profitably. One significant manufacturer, 3M, produces meltblown acoustic media and owns certain patents concerning office panel acoustic applications (see "Markets for the Company's Products", above).

         The Company has been pursuing the North American sorbent markets for sale of its sorbent products. The Company faces intense competition from its primary competitors who manufacture and distribute sorbents through traditional meltblown technology. The Company's ability to achieve its goal of supplying sorbent products will depend on its ability to compete effectively with well established, existing companies selling sorbent products.

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

Key Customers

         During fiscal year 1999, two customers accounted for approximately 72% of the Company's sales. A loss of one or both of these customers would cause the Company to redouble its marketing efforts in order to maintain an adequate level of sales.

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

         The Company also owns several trademarks it uses to identify and describe products it sells. These include AutoZorb(TM) Acoustic Insulating Media used to identify meltblown products sold for automotive applications, OilZorb(TM) Sorbent Media and Products used to identify certain sorbent products for sales to US and local government agencies and No Itch(TM) Synthetic Organic Fibrous Insulating Media used to identify certain building products and to highlight their attributes in comparison to their fiberglass competitors. The Company has an allowance application filed for federal registration of No Itch(TM). The Company plans on filing several additional trademark applications to assist in creating positive identities for several meltblown products.

Employees and Service Agreements

         At year-end 1999, the Company had 132 full time employees and 140 total employees, including executive officers. The Company believes its relations with employees to be satisfactory.

         Apptech, Inc. provides certain consulting services to the Company, principally in the area of research and development. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August 2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December
1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the service of the Company. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company pays Apptech, Inc. $25,000 a month for its services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. also owns 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D" warrants of the Company, all of which expire December 31, 2001. Curtis Appel indirectly owns common stock and warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications also owns 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company. CJR owns 137,709 shares of common stock of the Company and 137,709 "A" warrants. All of these warrants expire December 31, 2001.

         Southern Management Services, Inc. ("SMSI") provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company currently pays $15,000 per month for these services, plus reimburses SMSI for travel, phone, and other out-of-pocket expenses.

         Tatum CFO Partners, L.L.P. has been retained to oversee the Company's internal accounting system. In August 1999, the Company began paying $17,178 per month for these services. Tatum is an independent entity not related to the Company or its management.

         Officers and Directors as a group are paid an aggregate of $37,500 per month. Directors are not paid for their attendance at meetings, but are reimbursed for their out-of-pocket expenses incurred in going to and from Board of Directors meetings. See the table and succeeding text under Item 10 of this report.

         Of the officers and Directors, Ron Basar, Curtis Appel and David Sanborn devote their full time to the business of the Company. The other officers and Directors devote such portion of their time as is necessary for performance of their duties.

Research and Product Development

         The Company continues to invest in research and product development to:

(a) develop new products for automotive, appliance and building industry sales;
(b) commercialize production of new products and increase operating efficiencies for existing products; and
(c)      utilize new and more inexpensive resins for the production of products.

         For 1999 these expenses increased $82,825 (57%), from $145,300 to $228,125. The Company expects to spend considerable amounts for the foreseeable future for continued research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability in the future.

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
                                          -------------------


Item 2.  Description of Property
-------  -----------------------

Facilities and Physical Plants

         In 1999, the Company's operational physical plant was relocated to Chicago, Illinois to facilitate planned production capacity expansion. As of September 30, 1999 the total plant is approximately 133,000 square feet and is comprised of several leased buildings located in the

Chicago Enterprise Center.

         The Company entered into a lease for Buildings Q and R with Prime Realty Investment Trust in November 1998. The terms of the lease applicable to Building Q are as follows:

         Building Q -
                  Square footage                                        50,983
                  Terms: November 1998 through October 2003
                  Monthly Base rent                                  $  11,854
                  Annualized                                         $ 142,248
                  Base Rent per square foot                          $    2.79
                  Note: Common area maintenance, insurance,
                        real estate taxes and some utilities are paid in excess of Base rent
                  Note: First three months of lease were rent free.

         The Company leased Building Q in an as is condition and in 1999 incurred approximately $1,125,000 in leasehold improvements to ready the building for production. The landlord will reimburse the Company for $175,000 of the improvements, with a net cost to the Company of $950,000.

         The lease as to Building R covers 56,486 square feet, and provides the premises are leased by the Company in an as is condition. The space will be available for occupancy three months after the landlord tenders possession. As of December 31, 1999 this space was not available.

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

         The Company entered into leases with Prime Realty Investment Trust for warehouse facilities to be used for bulk storage in Buildings S and T. Due to the short-term nature of the leases, the buildings were leased as is. The Company and the landlord have made no significant improvements. The other terms of occupancy of Buildings S and T are summarized as follows:

         Building S -
                  Square footage                                        55,213
                  Terms: Month-to-Month beginning July 1999
                  Monthly Base rent                                  $  15,520
                  Annualized                                         $ 186,240
                  Rent per square foot                               $    3.37
                  Note: Common area maintenance, insurance,
                        real estate taxes and some utilities are paid in excess of Base rent

         Building T -
                  Square footage                                        27,246
                  Terms: April 1999 through March 2000
                  Monthly Base rent                                  $   2,838
                  Annualized                                         $  34,056
                  Rent per square foot                               $    1.25
                  Note: Common area maintenance, insurance,
                        real estate taxes and some utilities are paid in excess of Base rent

         The production line (Line 1) located at the Chicago, Illinois facility was placed in service in April 1999. The line has a production range of 200 to 300 pounds of product per hour. The capitalized costs of the line are $1.2 million.

         The Company continues to operate the original physical plant and production line located in East Chicago, Indiana (approximately 30,000 square feet). The Company leases this facility from Howard Industries on a year to year basis with five additional one-year options owned by the Company. The Company has exercised the option for a one year term commencing November 22, 1999 and does not expect to exercise any additional options, as it is expected that all operations and manufacturing equipment will be moved to the primary physical plant located in Chicago, Illinois. Due to the short-term nature of the East Chicago, Indiana lease, the building was leased as is. The Company and the landlord do not anticipate making significant improvements. Current rent for the East Chicago, Indiana facility is approximately $50,000 annual base rent, or $1.67 per square foot.

         The original production line located at the East Chicago, Indiana facility was placed in production in April 1997. The line has a production range of 150 to 200 pounds of product per hour. The capitalized costs of the line are approximately $1 million. The Company expects to dismantle and reassemble the production line at the new primary facility located in Chicago, Illinois when the lease for the East Chicago, Indiana facility expires.

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

Item 3.  Legal Proceedings
-------  -----------------

         One meltblown acoustic media manufacturer, 3M, owns US Patent # 5,298,694 issued March 29, 1994 and reissued in 1999 which covers the use of meltblown media in certain automotive, office partition and appliance acoustic applications. On December 14, 1999 the Company filed suit in the United States District Court for the Western District of Michigan, asking that the court declare this patent invalid and enjoin 3M from telling the Company's customers and potential customers that their purchase and/or use of the Company's products may be in violation of 3M's patent rights. The Company believes it will be successful in its litigation with 3M concerning the attempted application of this patent to the sale or use of any and all of the Company's products employed in any acoustic application. However, the existence of this patent and the pendency of this patent litigation with a corporate giant such as 3M could impede the growth of sales of the Company's products for most current and targeted automotive, appliance and office panel applications. The Company continues to indemnify its customers and OEMs using its products against any claim by 3M concerning the aforementioned patent. This suit was still pending as of December 31, 1999

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

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

         The only securities sold by STI Delaware during the fiscal year ended September 30, 1999 without registration under the Securities Act of 1933, as amended (the "Securities Act"), were 17,932,416 shares of common stock and 18,532,416 "A" warrants to purchase the Company's common stock at $.41 per share, 300,000 "B" warrants to purchase the Company's common stock at $.81 per share, and 300,000 "C" warrants to purchase the Company's common stock at $1.22 per share. The Company entered into these non-public transactions directly with six individuals who are Directors and/or executive officers of STI Delaware, and accordingly are accredited investors within the meaning of Regulation D as adopted by the SEC under the Securities Act, and one individual who is a full time employee of the Company (director of marketing).

         An aggregate of 17,932,416 shares of common stock and an equal number of "A" warrants were issued to five of the individuals as consideration for loans made by them to the Company or their indirect personal guarantee of a lease or direct personal guarantees of bank loans to the Company. See the table labeled "Fiscal Year 1999" and accompanying text under the caption "Shares and Warrants Issued for Loans and Guarantees" included in Item 12 of this report for further details. In two other instances during the fiscal year 1999, an aggregate of 1,200,000 warrants were issued for bona fide compensatory and incentive purposes to two full time employees of the Company. One of the individuals involved in these latter two transactions is an executive officer of the Company, and the other is a highly compensated, full time employee to whom the Company furnished an investment questionnaire and from whom it received certain investment representations in connection with this transaction.

         On the basis of all of the relevant facts and circumstances, the Company relied on the provisions of Regulation D and/or Section 4(2) of the Securities Act in effecting these transactions without registration under that act. In each of these issuances, the Board of Directors assigned a value of $.0059 per share of common stock issued, and a value of $.0001 per warrant issued.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

Net Sales

         Net sales increased $908,595 (63%) in fiscal year 1999 from $1,440,804 to $2,349,400. This increase was comprised of additional sales in each of the following categories:

(a) appliance sales   $196,251 ( 17%) increase from $1,144,648   to $1,340,899
(b) sorbent sales     $362,528 (123%) increase from $  293,656   to $  656,303
(c) automotive sales  $281,565 (100%) increase from $0 sales     to $  281,565
(d) building sales    $ 63,984 (100%) increase from $0 sales     to $   63,984
(e) other sales       $  4,269 (179%) increase from $    2,381   to $    6,649

         Sales increases resulted from expanded sales efforts directed to new and present appliance, sorbent, building and automotive product customers, and development and commercialization of new products. The Company anticipates sales gains for fiscal year 1999 and beyond as a result of these and continued sales and research and product development efforts. However, there can be no assurance that such sales and revenue increases will occur or that these increases will outpace the growth of related expenses.

Gross Profit

         Cost of sales was calculated to be 94% and 94.5% of net sales for fiscal year 1999 and 1998, respectively, which is comparable.

General and Administrative

         General and administrative expenses totaling $2,706,019 in 1999, increased $1,722,600 or 175% over the prior year. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses, including inventory and accounting information systems to support the Company's anticipated growth. Significant expenditures for recruiting fees and bonuses were incurred to bring in a qualified management team. In addition, in order to attract and maintain qualified personnel, the Company incurred substantial expenses relating to implementing employee benefits, including health and life insurance, accrued vacation and sick time, and a defined contribution plan. During 1998 the Company only incurred accounting fees for six months of the year. In 1999 the Company's accounting fees more than doubled due to the additional six months, as well as an increase in staffing and the hiring of outside consultants. The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful.

Selling

         Sales efforts were greatly increased in fiscal year 1999 in the continued attempt to grow current markets and to develop new products and new markets, primarily automotive, in which the Company's products have potential. These expanded efforts required expenditure of $1,880,416 in fiscal year 1999 for direct sales and sales related expenses and on product development in attempting to develop new products for appliance, automotive and sorbent markets. These expenses increased $979,583 (109%) over fiscal year 1998. In the future, the Company estimates that it will incur significant additional selling expenses.

Depreciation and Amortization

         Depreciation and amortization expense was $241,292 for 1999, compared to $79,979 for 1998, or a 202% increase. This increase was due to start-up of manufacturing equipment and increased loan costs.

Interest Expense

         Interest expense was $634,017 for fiscal year 1999, or $335,432 greater than interest expense of $298,585 in the prior year. This increase was due to the increase in the Company's long-term debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment.

Liquidity and Capital Resources

                            Selected Financial Data
                            -----------------------
                        Fiscal Year Ended September 30,

                                                       1999            1998              1997
Statement of Operations:
   Net Sales                                       $ 2,349,400     $ 1,440,804     $    535,454
   Gross Profit                                    $   136,395     $    79,171     $     19,262
   Net Loss                                        $(5,553,474)    $(2,328,745)    $ (1,412,230)
   Cash Used In Operating
      Activities                                   $(4,187,958)    $(2,073,474)    $ (1,467,243)
   Capital Expenditures                            $(3,397,564)    $  (511,795)    $   (415,561)

Balance Sheet:
   Total Assets                                    $ 5,806,841     $ 1,793,227     $  1,193,759
   Total Debt                                      $12,571,202     $ 4,838,687     $  2,256,250
   Working Capital                                 $(4,295,153)    $  (869,121)    $   (685,593)
   Common Stockholders
       Equity (deficit)                            $(9,097,105)    $(3,651,224)    $ (1,379,855)

Net Loss Per Share:
Basic and diluted                                  $     (0.17)    $     (0.15)    $      (0.17)

Weighted average number
Of Common Shares Used In
Computing Net Loss Per Share:
Basic and diluted                                   32,748,092      15,318,420        8,385,977

         The Company has funded its capital requirements and business operations, including research and product development, primarily with funds provided by invested capital, and through borrowings and cash provided by operating activities. During fiscal year 1999, the Company generated approximately $136,000 from operating activities and received proceeds of $3,010,861 from long-term bank loans, $5,252,705 from stockholder loans, and net additions of $60,500 to a revolving note. These loans were necessary in order to fund the ongoing daily operations, research and product development (see "Research and Product Development" under Business), capital improvements on existing production lines, and design and construction of additional production lines. Funds were also used to improve the infrastructure of the Chicago, Illinois plant (see "Facilities and Physical Plants" under Description of Property) which required approximately $950,000 of leasehold improvements to meet the standards established within the industry. In anticipation of future growth, the Company incurred expenses necessary to attract qualified personnel including significant recruiting fees, bonuses and expenses associated with establishing employee benefits (see "General and Administrative" under Management's Discussion and Analysis or Plan of Operation).

         The Company has committed to two additional production lines as of September 30, 1999. The capitalized costs of the lines are estimated to be about $1.0 million (Line 2) and about $1.6 million (Line 3), and are anticipated to have a combined production capacity of 1,100 to 1,300 pounds of product per hour. As of September 30, 1999, the Company has incurred costs of $450,000 relating to the construction of these lines. It is anticipated additional leasehold improvements of approximately $890,000 will be incurred for the Chicago, Illinois plant to improve the facility to meet the standards established within the industry and to ready the facility for the increased production capacity.

         The Company continues to experience operating losses. The Company's working capital and stockholders' deficit as of September 30, 1999 were $(4,295,153) and $(9,097,105) as compared to $(869,121) and $(3,651,224) at
September 30, 1998, respectively. The Company has historically not generated sufficient revenues from operations to fund its working capital and capital requirements. Five members of management have committed to provide necessary loans to the Company and to provide their personal guarantee for any additional bank loans to the Company, at least through fiscal year 2000, to complete the meltblown technology development, construction of production lines for increased capacity, acquisition of other manufacturing equipment and to fund all reasonable working capital requirements. These stockholders will continue to receive 2.5 shares of common stock assigned a value of $.0059 per share, and 2.5 "A" warrants assigned a value of $.0001 per warrant, for each dollar loaned or bank loan commitment personally guaranteed, in addition to a promissory note for the amount advanced by them to the Company (see Certain Relationships and Related Transactions).

Item 7.        Financial Statements
-------        --------------------

         The Company incorporates herein by this reference the accountants' report, the financial statements and the related notes appearing in the exhibit attached to this report as Exhibit 99.02. Each of the items incorporated herein by reference is listed by reference to the page where it appears or begins in
Exhibit 99.02 as part of the description thereof in the Exhibit Index included by reference in Item 13 of this report.

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
               Financial Disclosure
               --------------------

         None.
                                   PART III
                                   ---- ---


Item 9.    Directors, Executive Officers, Promoters and Control Persons;
-------    -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

                                  MANAGEMENT

         The names, ages and positions with the Company of the Directors and executive officers of the Company as of September 30, 1999 were as follows:

     Name                     Age           Position
     ----                     ---           --------
Jerome Bauman                  56           President and Chairman

William G. Buckles, Jr.        42           Chief Financial Officer,
                                            Vice President, Secretary,
                                            Treasurer and Director

Ron Basar                      49           Vice President and General Manager

Curtis Appel                   49           COO and Director

David Sanborn                  40           Vice President and Director

Jan Arnett                     49           Director

Craig Babcock                  51           Director

Raymond Juska                  62           Director

David M. Veltman               69           Director

Greg Veltman                   41           Director


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

Curtis Appel served as Director and Chief Operating Officer of StrandTek International, Inc. from December 1996 until December 1999, and served in similar capacities with Florida from August 1995 until December 1999. He spent the nearly prior two years as one of the directors and executive officers of Embrace Systems Corporation ("Embrace"). Embrace filed a bankruptcy reorganization petition in October 1994, followed by a liquidation proceeding in the first part of 1995. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. He provides consulting services to the Company as an employee of Apptech, Inc. (see "Employees and Service Agreements" under Business). He received a Bachelor of Science Degree from the University of Illinois at Champaign, majoring in chemistry and physics. In 1975 he also received a Juris Doctorate degree from DePaul University and was registered to practice law in Illinois from 1975 until 1997.

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

Item 10        Executive Compensation
-------        ----------------------

         The following table sets forth certain information with respect to compensation awarded, earned or paid during the three fiscal years ended September 30, 1999 to the five executive officers of the Company for their services in all capacities to the Company.

                          Summary Compensation Table
                          --------------------------

                                                                      Annual Compensation
                                                                        (Dollar Amounts)
                                                       -----------------------------------------------
    Name And Principal                                                                  Other Annual
                                                                                      ----------------
 Positions With The Company           Year             Salary            Bonus        Compensation /1/
 --------------------------           ----             ------            -----        ----------------
Jerome Bauman, President and          1999             22,500              -               4,500
Chairman of the Board                 1998             22,500              -               5,063
                                      1997             21,875              -               2,250


William G. Buckles, Jr., CFO, VP,     1999             45,000              -              33,765
Treasurer/Secretary                   1998             45,000              -              23,937
                                      1997             45,000              -               6,563


Ron Basar, VP and General             1999             53,000            12,500               60
Manager /2/                           1998               N/A              N/A                N/A
                                      1997               N/A              N/A                N/A


David Sanborn, VP /3/                 1999            116,000              -                  -
                                      1998            108,000              -                  -
                                      1997            120,000              -                  -

Curtis Appel, COO /3/                 1999            157,000              -                  -
                                      1998            132,000              -                  -
                                      1997            132,000              -                  -

________________

/1/ Messrs. Bauman and Buckles received common stock and "A" warrants related to individual loans by them to the Company and guarantees of a lease and bank loans to the Company. See Item 12. Mr. Basar received an award of warrants for bona fide compensatory and incentive purposes in connection with his employment with the Company. For purposes of this table only, the aggregate of the values assigned by the Company to these shares of common stock ($.0059 per share) and these warrants ($.0001 per warrant) is disclosed as other annual compensation. (See Certain Relationships and Related Transactions.)
/2/ Mr. Basar also receives dental insurance coverage and coverage under a medical reimbursement plan, with a $5,000 annual ceiling (approximate benefits of $600 for fiscal year 1999). (See Certain Relationships and Transactions.)
/3/ Messrs. Sanborn and Appel are not paid by the Company, but rather are compensated by Apptech, Inc. (See Certain Relationships and Related Transactions.)

         Directors are not paid for their services in that capacity, or for attendance at meetings of the Board of Directors or of any committees of the Board on which they may serve, but are reimbursed for their out-of-pocket expenses incurred in attending those meetings. David M. Veltman, however, was compensated for consulting services provided to the Company. Mr. Veltman was paid $45,000 for these services in each of the fiscal years 1999 and 1998.

         Southern Management Services, Inc. was paid $180,000 and $90,000 for the fiscal years 1999 and 1998, respectively, for accounting, marketing and administrative services provided to the Company. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman. SMSI also charged the Company approximately $12,500 for the fiscal year 1999 for health insurance coverage.

         Southern Aviation and Marine DE, Inc. ("SAM") was paid $23,500 for fiscal year 1999 for travel services provided to the Company. SAM is owned by David M. Veltman and Greg Veltman.

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

Item 11        Security Ownership of Certain Beneficial Owners and Management
-------        --------------------------------------------------------------

         The following table sets forth, as of September 30, 1999, the outstanding shares of common stock and the outstanding warrants of the Company beneficially owned by each person known by the Company to beneficially own more than 5% of the Company's outstanding common stock and warrants, as well as the name and stockholdings of each officer and Director of the Company, and the stockholdings of those officers and Directors as a group:

                                            Number of Shares    Number of Warrants /2/                   Percent
                Name/1/                    Beneficially Owned    Beneficially Owned        Total        Ownership
Curtis Appel /3/                                     478,470             1,399,457      1,877,927          4.67%

Jan Arnett                                         3,138,101             2,666,983      5,805,084         13.99%

Craig Babcock                                        132,027                34,573        166,600          0.43%

Ron Basar                                                  -               600,000        600,000          1.52%

Jerome Bauman                                      3,029,973             2,511,231      5,541,204         13.40%

William G. Buckles, Jr.                           12,052,202            10,643,236     22,695,438         45.86%

Raymond Juska                                        140,105                97,505        237,610          0.61%

David Sanborn /4/                                    340,762             1,310,627      1,651,389          4.11%

Greg Veltman                                       4,889,972             4,389,972      9,279,944         21.47%

David M. Veltman                                  12,486,533            12,076,567     24,563,100         48.24%

Total officers and directors as a group           36,688,145            35,730,151     72,418,296         97.11%
             (10 persons)

/1/ All persons listed can be contacted at 455 N. Indian Rocks Road, Belleair
    Bluffs, FL 33770.
/2/ All warrants are exercisable at issuance to purchase an equal number of shares of common stock.
/3/ Mr. Appel's shares and warrants are owned in his two closely held corporations, EHS Communications and CJR.
/4/ Mr. Sanborn's shares and warrants are owned in his closely held corporation, Apptech, Inc.

Item 12        Certain Relationships and Related Transactions
-------        ----------------------------------------------

Introduction
------------

         Certain transactions and agreements involving the Company and certain persons or entities during fiscal 1999 and 1998 are described below. The Company's Board of Directors believes the terms involved in each of the transactions and agreements described in this Item 12 were at least as favorable to the Company as those available to the Company from unaffiliated third parties. The beneficial ownership of the Company's common stock and warrants owned by various of the persons mentioned below is set forth in Item 11 of this report. By virtue of their respective beneficial ownership of common stock of the Company at September 30, 1999, David M. Veltman and William G. Buckles, Jr., may each be considered to be the "parent" of the Company at that date within the meaning of the Exchange Act. At that date, Mr. Veltman beneficially owned 48.24% of the Company's common stock, and Mr. Buckles beneficially owned 45.86%. By December 31, 2001, Mr. Veltman beneficially owned 56.47% of the outstanding common stock of the Company, and Mr. Buckles's beneficial ownership had decreased to less than 20%.

Compensation for Services
-------------------------

         Apptech, Inc. provides certain consulting services to the Company, principally in the area of research and development, in fiscal year 1999 and provided management of the daily operations of the Company in fiscal year 1998. The two key employees of Apptech, Inc., David Sanborn (who served as an executive officer and Director of the Company from October 1997 through August
2000), and Curtis Appel (who served as COO and as a Director of the Company from December 1996 through December 1999), have signed non-competition and nondisclosure agreements expiring two years after leaving the employment of Apptech, Inc. and the service of the Company. Mr. Appel was convicted in federal court of conspiracy to violate securities laws in November 1999 in connection with Embrace Systems Corporation's 1993 financing efforts. Upon receiving notice from Mr. Appel of the charges in December 1999, the Board of Directors of the Company immediately asked for and accepted his resignation as COO and Director of the Company. The Company paid Apptech, Inc. approximately $273,000 and $240,000 for the fiscal years 1999 and 1998, respectively, for its services. Apptech, Inc. owns 340,762 shares of common stock of the Company. Apptech, Inc. also owns 530,836 "A" warrants, 467,875 "B" warrants, 233,937 "C" warrants and 77,979 "D" warrants of the Company, all of which expire December 31, 2001. Curtis Appel indirectly owns common stock and warrants of the Company through two closely held corporations. EHS Communications owns 340,761 shares of common stock of the Company. EHS Communications also owns 530,835 "A" warrants, 467,875 "B" warrants, 233,938 "C" warrants and 77,978 "D" warrants of the Company. CJR owns 137,709 shares of common stock of the Company and 137,709 "A" warrants. All of these warrants expire December 31, 2001.

         Southern Management Services, Inc. provides accounting, marketing and administrative services to the Company under a verbal agreement. SMSI is principally owned by William G. Buckles, Jr., David M. Veltman and Greg Veltman, each of whom is a Director and/or executive officer of the Company. The Company incurred approximately $180,000 and $90,000 for these services for fiscal years 1999 and 1998, respectively. The Company reimbursed SMSI approximately $42,000 and $8,500 in fiscal years 1999 and 1998, respectively, for travel, phone and other out-of-pocket expenses. SMSI also charged the Company approximately $12,500 for health insurance for the fiscal year 1999. See the final paragraph of Item 2 for a description of SMSI's thus far rent free provision of office space to the Company.

         Southern Aviation and Marine DE, Inc. provides travel services to the Company from time to time. SAM is owned by David M. Veltman and Greg Veltman, each of whom is a Director of the Company. The Company incurred approximately $23,500 for these services for fiscal year 1999.

         Jerome Bauman was paid $22,500 in fiscal years 1999 and 1998, and William G. Buckles, Jr., and David M. Veltman were each paid $45,000 in fiscal years 1999 and 1998, for consulting services regarding the operations of the Company. See the table under Item 10 of this report and the succeeding text for further details. Each of these gentlemen is an executive officer and/or Director of the Company.

         Ron Basar, an executive officer and full time employee of the Company, received 300,000 "A" warrants, 150,000 "B" warrants and 150,000 "C" warrants, each assigned a value of $.0001 per warrant, in addition to his salary and bonus for fiscal 1999 as detailed in the table under Item 10 of this report. In 1999 the Company also incurred approximately $600 for dental and medical reimbursement insurance coverage for Ron Basar under a program available only to executive officer employees of the Company.

Shares and Warrants Issued for Loans and Guarantees
---------------------------------------------------

         Since the Company commenced operations, it has been necessary to almost constantly obtain funding in order to finance research and product development, business operations and capital requirements. Substantially all of this funding has been accomplished through the efforts of some of the major stockholders of the Company, all of whom are Directors as well. Those individuals have advanced money to the Company directly, or have directly or indirectly personally guaranteed bank loans or lease obligations of the Company. In return the individual lenders and guarantors have received 2.5 shares of the Company's common stock and 2.5 "A" warrants for each dollar loaned to the Company, and for each dollar of lease or bank loan commitments directly or indirectly personally guaranteed, in addition to a promissory note for the amounts advanced directly to the Company. The individual loans to the Company by stockholders are typically represented by a promissory note due on demand, and bearing interest at prime plus 1%. This type of funding continued to be needed in fiscal year 1999. In 1999 and 1998 the Company's Board of Directors assigned to each share of common stock issued under these arrangements a value of $.0059, and to each "A" warrant so issued a value of $.0001.

         See the tables below for a summary during the periods indicated of common stock and "A" warrants issued by the Company in connection personal loans made to the Company or direct or indirect personal guarantees of lease or bank loan commitments of or to the Company.

                               Fiscal Year 1999

                Bank Loans      Lease     Individual Loans                 Common        Warrants
  Name          Guaranteed   Guaranteed      to Company      Total      Stock Issued      Issued          Total
  ----          ----------   ----------   ----------------   -----      ------------     --------         -----
Arnett         $         -                 $    300,000  $   300,000         750,000       750,000      1,500,000

Bauman                   -                      300,000      300,000         750,000       750,000      1,500,000

Buckles            666,667      799,322         785,000    2,250,989       5,627,475     5,627,475     11,254,950

D. Veltman         666,667      799,322         920,000    2,385,989       5,964,970     5,964,970     11,929,940

G. Veltman         666,667      799,322         470,000    1,935,989       4,839,971     4,839,971      9,679,942

              -------------------------------------------------------   ------------------------------------------
Total          $ 2,000,000  $ 2,397,967    $  2,775,000  $ 7,172,967      17,932,416    17,932,416     35,864,832
              =======================================================   ==========================================

                               Fiscal Year 1998

                 Bank Loans    Individual Loans                         Common          Warrants
    Name         Guaranteed       to Company            Total        Stock Issued        Issued            Total
    ----         ----------       ----------            -----        ------------        ------            -----
Arnett           $         -      $     237,500     $   237,500           593,750         593,750       1,187,500

Bauman                     -            337,500         337,500           843,750         843,750       1,687,500

Buckles              950,000            645,833       1,595,833         3,989,583       3,989,583       7,979,165

D. Veltman           950,000            684,167       1,634,167         4,085,419       4,085,419       8,170,837

G. Veltman                               20,000          20,000            50,000          50,000         100,000

              --------------------------------------------------   -----------------------------------------------
Total            $ 1,900,000      $   1,925,000     $ 3,825,000         9,562,502       9,562,502      19,125,00
              ==================================================   ===============================================

Item 13.       Exhibits, and Reports on Form 8-K
--------       ---------------------------------


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

                                           STRANDTEK INTERNATIONAL, INC.


December 13, 2001                      By: /s/ JEROME BAUMAN
                                           -------------------------------------
                                           Jerome Bauman, Chairman and President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated. Except as otherwise indicated, titles are shown as of September 30, 1999 and signature date.

   Date                    Title                              Name
-------------------        --------------------------         -------------------------------
December 13, 2001          Director/Chairman/President          /s/ JEROME BAUMAN
                                                                -----------------------------
                           (principal executive officer)        Jerome Bauman

December 13, 2001          Director/CFO/Vice President          /s/ WILLIAM G. BUCKLES, JR.
                                                                -----------------------------
                           (principal financial officer)        William G. Buckles, Jr.

December 28, 2001          Director                             /s/ JAN ARNETT
                                                                -----------------------------
                                                                Jan Arnett

December 17, 2001          Director                             /s/ CURTIS APPEL
                                                                -----------------------------
                                                                Curtis Appel

December 13, 2001          Director                             /s/ CRAIG BABCOCK
                                                                -----------------------------
                                                                Craig Babcock

December 13, 2001          Director                             /s/ RAYMOND JUSKA
                                                                -----------------------------
                                                                Raymond Juska

December 13, 2001          Director                             /s/ DAVID M. VELTMAN
                                                                -----------------------------
                                                                David M. Veltman

December 13, 2001          Director                             /s/ GREG VELTMAN
                                                                -----------------------------
                                                                Greg Veltman


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

                                 EXHIBIT INDEX

         Each exhibit listed below is filed with this Form 10-KSB, or incorporated herein by the reference thereto included in the listing.

     Exhibit No.         Description of Exhibit
     -------------       -------------------------------------------
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

       10.02             (Intentionally left blank)

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

       10.09             (Intentionally left blank.)

       10.10 Representative specimen of loan agreement with AmSouth Bank, in connection with term loans made to the Company, incorporated herein by this reference to Exhibit 10.10 to the Amended 2001
                         Form 10 KSB.

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

       10.13 Representative specimen of personal guaranty required by AmSouth Bank in connection with loans to the Company, incorporated herein by this reference to Exhibit 10.13 to the Amended \
                         2001 Form 10-KSB.

       21.02 Subsidiaries of Registrant, incorporated herein by this reference to Exhibit 21.02 to the Form 10-KSB for the fiscal year ended
                         September 30, 2000 filed with the SEC on February 25, 2002.

       23.04             Consent dated February 25, 2002 of Harper Van
                         Scoik, P.A.

       99.02             Financial statements required to be filed by
                         Item 7 of this report: