Form 10QSB
period 2001-06-30
STRANDTEK INTERNATIONAL INC /
filed 2002-04-15
CIK 833844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

          For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Shares of Common Stock, $.0001 par value, outstanding at March 31, 2002:
182,025,174

Transitional Small Business Disclosure Format (Check one): [_] Yes   [X] No

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).
-------   ---------------------------------

                StrandTek International, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                              Assets
                              ------
                                                                         June 30,         September 30,
                                                                          2001                2000
                                                                      -------------       -------------
                                                                       (unaudited)
Current assets:
   Cash                                                               $         751       $      97,900
   Accounts receivable, trade, net of allowance for doubtful
      accounts of $364,944 at June 30, 2001 and $67,050 at
      September 30, 2000                                                    752,796           1,313,360
   Other accounts receivable                                                123,685              56,295
   Inventory:
      Raw materials                                                       1,184,189             414,327
      Work in process                                                        21,354                   -
      Finished goods                                                        420,562             326,912
   Prepaid expenses                                                         466,450              23,149
                                                                      -------------       -------------

         Total current assets                                             2,969,787           2,231,943

Equipment and leasehold improvements:
   Manufacturing equipment                                                9,376,609           8,296,226
   Plant equipment                                                        1,289,794             881,250
   Office equipment                                                         338,735             299,774
   Leasehold improvements                                                 1,891,958           1,840,258
                                                                      -------------       -------------

                                                                         12,897,096          11,317,508

   Less accumulated depreciation                                          1,232,968             734,009
                                                                      -------------       -------------

         Net equipment                                                   11,664,128          10,583,499

Other assets:
   Manufacturing equipment - idle                                           168,293             168,293
   Deposits                                                                  78,752              70,882
   Note receivable                                                           45,000              45,000
   Loan costs net of accumulated amortization of $110,151
      at June 30, 2001 and $63,757 at September 30, 2000                     42,519              76,413
                                                                      -------------       -------------

         Total other assets                                                 334,564             360,588
                                                                      -------------       -------------

         Total assets                                                 $  14,968,479       $  13,176,030
                                                                      =============       =============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                StrandTek International, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                  Liabilities and Capital Deficiency
                  ----------------------------------

                                                                            June 30            September 30,
                                                                        .     2001    .       .    2000     .
                                                                        ---------------       ---------------
                                                                          (unaudited)
Current liabilities:
   Accounts payable                                                     $     4,736,921       $     3,708,782
   Accrued payroll and related liabilities                                      273,552               270,303
   Accrued expenses                                                             147,212                52,911
   Interest payable - stockholders                                                    -               389,928
   Interest payable - other                                                      62,400                84,090
   Revolving line of credit                                                   2,500,000             1,030,131
   Advances from stockholders                                                 1,080,458                     -
   Stockholders' lines of credit                                             18,985,324            10,129,797
   Current portion of long-term debt with bank                                2,239,900             1,991,069
   Current portion of long-term notes payable to stockholders                         -                12,506
                                                                        ---------------       ---------------

         Total current liabilities                                           30,025,777            17,669,517

Interest payable - stockholders                                               1,433,011                     -
Long-term debt with bank, net of current portion                              6,716,276             7,007,014
                                                                        ---------------       ---------------

         Total liabilities                                                   38,175,054            24,676,531

Capital deficiency:
   Common stock, $.0001 par value,
      200,000,000 shares authorized, 144,020,071 at June 30, 2001 and 128,681,942 at September 30, 2000 issued and
      outstanding                                                                14,402                12,867
   Additional paid-in capital                                                 9,666,323             9,575,829
   Accumulated deficit                                                      (32,887,300)          (21,089,197)
                                                                        ---------------       ---------------

         Total capital deficiency                                           (23,206,575)          (11,500,501)


         Total liabilities and capital deficiency                       $    14,968,479       $    13,176,030
                                                                        ===============       ===============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                StrandTek International, Inc. and Subsidiaries
             Consolidated Condensed Statements of Loss (unaudited)

                                                                             For the three months ended
                                                                                      June 30,
                                                                        .    2001     .       .    2000     .
                                                                        ---------------       ---------------
Net sales                                                               $     1,616,204       $       938,288

Cost of sales                                                                 2,294,475             1,004,077
                                                                        ---------------       ---------------

Gross loss                                                                      678,271                65,789

Operating expenses:
   General and administrative                                                 1,670,670             1,377,165
   Selling expenses                                                             279,714                96,011
   Research and development                                                     265,090               490,387
   Depreciation and amortization                                                348,936               138,871
   Interest expense                                                             593,474               315,185
   Loss on disposition of manufacturing equipment                                     -                11,212
                                                                        ---------------       ---------------

         Total operating expenses                                             3,157,884             2,428,831
                                                                        ---------------       ---------------

Net loss                                                                $     3,836,155       $     2,494,620
                                                                        ===============       ===============

Basic and diluted loss per share                                        $          0.03       $          0.02
                                                                        ===============       ===============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                StrandTek International, Inc. and Subsidiaries
             Consolidated Condensed Statements of Loss (unaudited)

                                                                                          For the nine months ended
                                                                                                   June 30,
                                                                                      2001                        2000
                                                                                   ----------                  ---------
Net sales                                                                       $   4,349,554               $   2,470,947
Cost of sales                                                                       6,904,743                   2,713,384
                                                                                   ----------                  ----------
Gross loss                                                                          2,555,189                     242,437

Operating expenses:
   General and administrative                                                       4,497,161                   3,912,864
   Selling expenses                                                                   701,137                     262,030
   Research and development                                                           966,477                   1,321,745
   Depreciation and amortization                                                      768,256                     365,755
   Interest expense                                                                 1,484,910                     926,705
   Loss on disposition of manufacturing equipment                                     824,973                      11,212
                                                                                   ----------                  ----------

         Total operating expenses                                                   9,242,914                   6,800,311
                                                                                   ----------                   ---------

Net loss                                                                        $  11,798,103               $   7,042,748
                                                                                   ==========                   =========

Basic and diluted loss per share                                                $        0.08               $        0.08
                                                                                   ==========                   =========


 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                StrandTek International, Inc. and Subsidiaries
          Consolidated Condensed Statements of Cash Flows (unaudited)

                                                                                       For the nine months ended
                                                                                               June 30,
                                                                                       2001                        2000
                                                                                  ------------                  ----------
Cash flows from operating activities:
   Net loss                                                                   $   (11,798,103)            $     (7,042,748)
   Adjustments to reconcile net loss to net cash
      provided by operations:
         Depreciation and amortization                                                768,256                      365,755
         Loss on disposition of assets                                                824,973                       11,212
         Provision for bad debts                                                      297,893                            -
         Write off technology purchased                                                     -                       50,000
         Stock issued for compensation                                                 92,029                      190,832
         Cash provided (used) due to changes in assets
            and liabilities:
               Decrease (increase) in accounts receivable                             262,671                     (430,725)
               Decrease (increase) in other accounts receivable                       (67,390)                     185,188
               Increase in prepaid assets                                            (443,301)                     (39,093)
               Decrease (increase) in inventory                                      (884,866)                      14,303
               Increase in notes receivable                                                 -                      (45,000)
               Increase in deposits                                                    (7,870)                      (4,278)
               Increase in accounts payable                                         1,028,137                    1,018,668
               Increase in payroll related liabilities                                  3,249                      120,171
               Increase in interest payable                                         1,021,393                      154,048
               Increase in accrued expenses                                            94,301                       75,777
                                                                                  -----------                   ----------
         Total cash used by operating activities                                   (8,808,628)                  (5,375,890)

Cash flows from investing activities:
   Purchase of equipment                                                           (2,657,462)                  (5,739,282)
   Proceeds on fixed asset disposal                                                    30,000                        6,500
                                                                                  -----------                   ----------
         Total cash used for investing activities                                  (2,627,462)                  (5,732,782)

Cash flows from financing activities:
   Repayments of long-term debt with bank                                          (1,291,907)                    (659,950)
   Costs to obtain financing                                                          (12,500)                     (65,000)
   Net addition to revolving note                                                   1,469,869                      350,369
   Proceeds from long-term bank debt                                                1,250,000                    5,623,589
   Net proceeds on stockholders' lines of credit                                    8,843,021                    4,983,485
   Advances from stockholders                                                       1,080,458                            -
   Proceeds from warrant exercises                                                          -                    1,588,925
                                                                                  -----------                   ----------
         Total cash provided by financing activities                               11,338,941                   11,821,418
                                                                                  -----------                   ----------

Net (decrease) increase in cash                                                       (97,149)                     712,746

Cash, beginning of period                                                              97,900                       19,620
                                                                                  -----------                   ----------

Cash, end of period                                                           $           751             $        732,366
                                                                                  ===========                   ==========

Supplemental cash flow disclosures
   Interest paid                                                              $       691,842             $        725,265
                                                                                  ===========                   ==========
   Stockholder debt converted to common stock                                 $             -             $      5,535,361
                                                                                  ===========                   ==========

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of cash flows

                 StrandTek International, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                 June 30, 2001
                                  (unaudited)
Basis of Presentation
---------------------

     The accompanying consolidated condensed balance sheet as of June 30, 2001 and the related consolidated condensed statements of loss for the three and nine month periods ended June 30, 2001 and 2000 and the statements of cash flows for the nine month periods ended June 30, 2001 and 2000 have been prepared without audit by StrandTek International Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished herein, in the opinion of management, reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items in the nine months ended June 30, 2001 consisting of the loss on the disposition of the original equipment line and the discontinuance of operations of StrandTek West, Inc. (a subsidiary). The results of operations for any interim period are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the requirements for Quarterly Reports on Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements and notes.

     This Form 10-QSB is being filed late. Except as otherwise indicated in the text of this filing, the information in this filing is from a perspective as of the quarter ended June 30, 2001. Readers are cautioned to review the Company's reports filed with SEC for later periods for more current information. This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements and notes included in its fiscal year 2001 Annual Report on Form 10-KSB/A (Amendment No. 1) and the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (the "December 2001 Form 10-QSB"), as well as the text of those reports and the Company's Form 8-K with a cover date of January 7, 2002, filed the SEC on January 14, 2002 (the "January 2002 Form 8-K"). These and later reports may be inspected without charge at the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Copies of the reports may be obtained from the SEC at prescribed rates, and also may be obtained from the SEC's EDGAR web site at http://www.sec.gov/cgo-bin/srch-edgar.
                        -------------------------------------

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

Accounting Policies
-------------------

     There were no changes during the quarter ended June 30, 2001 in accounting policies used by the Company.

Customer Concentration
----------------------

     In the quarter ended June 30, 2001, 95% of sales and 83% of trade receivables were with three customers. In the quarter ended June 30, 2000, 79% of sales and 53% of trade receivables were with three customers. The percentages applicable to the respective nine-month periods ended on those dates were not significantly different than the quarter end percentages.

Loss on Disposition of Manufacturing Equipment
----------------------------------------------

     The Company dismantled its original equipment line in East Chicago, Indiana in October 2000, when operations were relocated to Chicago, Illinois, with the intent of reassembling the production line at the new plant. However, during the early part of the nine months ended June 30, 2001, the Company determined that the original production line was obsolete due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of $824,973.

Liquidity and Debt Issuance
---------------------------

     The Company has incurred operating losses since production began in 1997 and has negative working capital. During the quarter ended June 30, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and advances from stockholders. The Company received $3,135,670 from stockholder loans during the June 30, 2001 quarter. These loans are due on demand, with interest payable annually at the rate of prime (6.75% as of June 30, 2001) plus 1%. During this quarter the Company also received $1,080,458 of advances from stockholders for planned exercise of warrants (see Subsequent Events).

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

Loss Per Share
--------------

     Basic loss per share of common stock was calculated by dividing the net loss for the quarter by the weighted average number of shares of common stock outstanding during the quarter. The following table reconciles the number of shares utilized in the loss per share calculations for the quarters ended June 30, 2001 and 2000.

                                                         2001         2000
                                                         ----         ----

Net loss                                           $  3,836,155   $  2,494,620
Basic and diluted loss per share of common stock   $       0.03   $       0.02
Weighted average number of shares of common
              stock                                 144,020,071    118,585,108

     Warrants that could potentially dilute basic loss per share at June 30, 2001 and 2000 were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

Related Party Transactions
--------------------------

     The Company continues to rely on certain services provided by related parties, and on continued loans from, and personal guarantees of bank loans to the Company by, a member of management.

Shares of Common Stock and Warrants
-----------------------------------

     There were no changes in the number of shares of common stock outstanding or the number of warrants outstanding during the quarter ended June 30, 2001. However, during the nine months ended June 30, 2001 the Company issued: (i) an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share to a member of management under the Company's historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company; (ii) 500,000 shares of common stock and an equal number of "A" warrants in connection with consulting services performed for the Company; and (iii) 15,625 shares as part of the compensation of an executive officer for services performed.

     During the quarter ended June 30, 2000, an aggregate of 10,173,750 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share were issued to members of management under the Company's historical share and warrant issuance program referred to above. For the nine months ended June 30, 2000, an aggregate of 31,805,512 shares of common stock and the same number of "A" warrants were issued under this program. Also in this nine-month period, an additional 50,887,758 shares of common stock were issued upon exercise of "A" warrants at the reduced exercise price of $.14 per share.

     The common stock and warrants issued by the Company for services and in connection with loans to the Company and personal guarantees of bank loans to the Company had values assigned to them by the Board of Directors of $.0059 per share of common stock and $.0001 per warrant.

     See the tables below for changes in shares of common stock and warrants issued and outstanding for the quarter ended June 30, 2000, and for the nine-month periods ended June 30, 2001 and 2000:

                      For the quarter ended June 30, 2000

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding April 1, 2000               111,360,941     8,214,727     1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                             10,173,750    10,173,750             -             -             -
                                                ----------------------------------------------------------------------
Issued and outstanding June 30, 2000               121,534,691    18,388,477     1,703,625     1,001,812       233,937
                                                ======================================================================
Stated Conversion Price of
Warrants to Common Stock                                         $      0.41    $     0.81    $     1.22      $   1.62
                                                              ========================================================

                    For the nine months ended June 30, 2001

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding October 1, 2000             128,681,946    25,535,728     1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                             14,822,500    14,822,500             -             -             -
Issued in connection with compensation                 515,625       500,000
                                                ----------------------------------------------------------------------
Issued and outstanding June 30, 2001               144,020,071    40,858,228     1,703,625     1,001,812       233,937
                                                ======================================================================
Stated Conversion Price of
Warrants to Common Stock                                         $      0.41    $     0.81    $     1.22      $   1.62
                                                              ========================================================

                    For the nine months ended June 30, 2000

                                                  Common Stock  "A" Warrants   "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  -------------  ------------  ------------  ------------
Issued and outstanding October 1, 1999              38,841,421    37,470,723      1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                             31,805,512    31,805,512              -             -             -
Issued for exercise of "A" warrants                 50,887,758   (50,887,758)             -             -             -
                                                -----------------------------------------------------------------------
Issued and outstanding June 30, 2000               121,534,691    18,388,477      1,703,625     1,001,812       233,937
                                                =======================================================================
Stated Conversion Price of
Warrants to Common Stock                                        $       0.41     $     0.81    $     1.22      $   1.62
                                                              =========================================================

StrandTek West, Inc.
--------------------

     The Company owned 51% of StrandTek West, Inc. ("STI West"). STI West ceased operations early in the nine months ended June 30, 2001. During the nine months ended June 30, 2001, STI West generated revenue of approximately $80,000, with cost of sales of approximately $96,000, and total net income of approximately $208,000 due primarily to the write-off of accounts payable due to the Company. The Company (at the consolidated level) recognized a loss of approximately $62,000 on the discontinuance of operations of STI West.

Subsequent Events
-----------------

     In August 2001, the Company extended the same offer as in its earlier private placement memorandum of January 2000 (the "PPM") to its "A" warrant holders to allow them the opportunity to purchase a share of common stock for $.14 plus surrender of the related "A" warrant otherwise convertible to common stock at $.41 per share. The reduced exercise price of $.14 was continued from the PPM without using a formal valuation study to determine the market value for the common stock. The Company extended the offer to allow its "A" warrants holders a final opportunity to exercise their "A" warrants at the reduced exercise price before the December 31, 2001 expiration date of the warrants, and to raise additional working capital. There were 38,005,103 "A" warrants surrendered and 38,005,103 shares of common stock issued under the 2001 offering, for a total exercise amount of $5,320,715. The Company received cash proceeds of $5,053,108, of which 99% came from management of the Company. Five Directors of the Company elected to convert a portion of the "A" warrants held by them to shares of common stock by the reduction of $255,607 of obligations owed to them by the Company. In addition, the Company recognized $12,000 as compensation for one consultant to exercise his warrants.

     See also the January 2002 Form 8-K (filed with the SEC on January 14, 2002) for a description of the proposed transaction with Corniche Group Incorporated and the update to that description contained in the December 2001 Form 10-QSB (filed on February 15, 2002 with the SEC).

Item 2.    Management's Discussion and Analysis or Plan of Operation.
-------    ----------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales

     Net sales increased $677,916 (72%) for the third fiscal quarter, from $938,288 for the same quarter last fiscal year to $1,616,204. These overall sales increases resulted from expanded sales efforts directed to new and present appliance and automotive product customers, and development and commercialization of new products. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable product lines of automotive and appliance. The Company anticipates sales to increases in the fourth quarter of fiscal year 2001 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

     Cost of sales was calculated to be 142% in the third fiscal quarter, compared to cost of sales of 107% for the same quarter last year. The increase in cost of sales was mainly attributable to production line inefficiencies, as new automotive and appliance products were introduced into production. and inefficiencies in the start up of a new production line.

General and Administrative

     General and administrative expenses were $1,670,670 in the third fiscal quarter, an increase of $293,505 (21%) over the same quarter last year. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses. The Company anticipates incurring additional general and administrative expenses throughout fiscal year 2001 to hire qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $279,714 in the third fiscal quarter, an increase of $183,703 (191%) from the same quarter last year. This increase in expenses was due to a concerted effort to accelerate the Company's entrance into the appliance and automotive markets. Sales efforts included marketing, samples and acquisition of technical knowledge, and resulted in additional sales in the appliance and automotive markets. There is no assurance that further anticipated increases in sales related expenses will result in additional sales.

Research and Product Development

     Research and product development expenses were $265,090 in the third fiscal quarter, a decrease of $225,297 (44%) from the same quarter last year. Even though these expenses for the third quarter have decreased from the same quarter last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $348,936 for the third fiscal quarter, an increase of $210,065 (151%) from the same quarter last year. This increase is mainly due to the addition of two production lines; additional costs incurred for modifications to the production process, and increased loan costs.

Interest Expense

     Interest expense was $593,474 for the third fiscal quarter, an increase of $278,289 (88%) from the same quarter last year. This increase is due to the increase in the Company's long-term bank debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment, to increase production capacity, to increase production line efficiency and modify the production process.

NINE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales

     Net sales increased $1,878,607 (76%) for the nine months ended June 30, 2001, from $2,470,947 for the same period in fiscal year 2000 to $4,349,554. Sales efforts were directed to increasing the automotive market volumes and to expanding the appliance markets. These efforts were successful as automotive sales increased, and appliance sales increased due to two new major customers. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable product lines of automotive and appliance. The Company anticipates sales to increases in the fourth quarter of fiscal year 2001 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

     Cost of sales was calculated to be 159% for the nine months ended June 30, 2001, compared to cost of sales of 110% for the same period in fiscal year 2000. The increase in cost of sales was mainly attributable to production line inefficiencies, as new automotive and appliance products were introduced into production, and inefficiencies in the start up of two additional production lines. Also, higher than anticipated costs were incurred for samples for potential and current customers.

General and Administrative

     General and administrative expenses were $4,497,161 for the nine months ended June 30, 2001, an increase of $584,297 (15%) over the same period in fiscal year 2000. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses, including inventory and accounting information systems to support the Company's anticipated growth. The Company anticipates incurring additional general and administrative expenses throughout fiscal year 2001 to hire qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $701,137 for the nine months ended June 30, 2001, an increase of $439,107 (168%) from the same period in fiscal year 2000. Sales efforts were redirected from the sorbent market to expanding sales volumes in the automotive market, and accelerating penetration in the appliance market. These efforts were successful in obtaining two major appliance customers. Selling expenses increased as the Company also directed sales efforts into the building materials market. Sales efforts included marketing, samples and acquisition of technical knowledge, and resulted in additional sales in the appliance and automotive markets. There is no assurance that further anticipated increases in sales related expenses will result in additional sales.

Research and Product Development

     Research and product development expenses were $966,477 for the nine months ended June 30, 2001, an decrease of $355,268 (27%) from the same period in fiscal year 2000. Even though these expenses for the current period have decreased from the same period last fiscal year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The expenses for the same period in fiscal 2000 were so much higher than the just-ended period because the Company incurred significant expenses in fiscal 2000 developing new products to attract two significant new customers in the appliance market. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $768,256 for the nine months ended June 30, 2001, an increase of $402,501 (110%) from the same period in fiscal year 2000. This increase is mainly due to the addition of two production lines; costs incurred for modifications to the production process, and increased loan costs.

Interest Expense

     Interest expense was $1,484,910 for the nine months ended June 30, 2001, an increase of $558,204 (60%) from the same period in fiscal year 2000. This increase is due to the increase in the Company's long-term bank debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment, to increase production capacity, to increase production line efficiency and modify the production process.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 2001, the Company continued to experience operating losses, negative cash provided by operations, negative operating capital, and increases in stockholders' deficit. The Company's working capital and stockholders' deficit as of June 30, 2001 were $(27,055,990) and $(23,206,575), respectively, as compared to $(15,437,574) and $(11,500,501), respectively, at September 30, 2000. During the quarter ended June 30, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and advances from stockholders for planned exercises by them of warrants. The Company received proceeds of $3,135,670 from stockholder loans and $1,080,458 from advances from stockholders during the June 30, 2001 quarter.

     During the quarter ended June 30, 2001, the Company incurred costs of approximately $90,000 for the completion of production Line 3. This line began production in May 2001 and joined production Line 4, which began production in December 2000. During the quarter ended June 30, 2001, the Company incurred costs of approximately $280,000 for additional manufacturing and plant equipment for planned modifications to the production process to allow a significant portion of the Company's product to be generated from its own feed stock scrap, and to acquire a portion of the necessary equipment to die cut the Company's products at the Company's plant. The die cut process has been historically completed by off-line manufacturers.

     The Company has committed to an additional production line designated Line
5. The capitalized costs of Line 5 are estimated to be about $2.0 million. This production line is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of June 30, 2001, the Company had incurred costs of $220,000 relating to the construction of this line.

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

     Many of the manufacturers and distributors producing and selling products competitive with the Company's products are far better established and have significantly greater assets and better-established distribution channels than does the Company. The Company believes its meltblown technology and its superior products afford it a competitive advantage in competing with other meltblown manufacturers where the product required is thermal or acoustical insulating media and/or parts, and certain types of padding. The Company also believes its meltblown technology enables it to produce insulation products that compete successfully against products manufactured from traditional insulating materials such as fiberglass and cotton shoddy. Nevertheless, there can be no assurance the Company will be able to penetrate existing markets to the degree necessary to give it a sufficiently significant market share to be profitable.

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities.
-------    ----------------------

     There were no securities issuances by the Company in the quarter ended June 30, 2001. However, during the nine months ended on that date the Company issued: (i) an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share to a member of management under the Company's historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company; (ii) 500,000 shares of common stock and an equal number of "A" warrants in connection with consulting services performed for the Company; and (iii) 15,625 shares as part of the compensation for services perform. In each of these issuances, the Board of Directors assigned a value of $.0059 per share of common stock issued, and a value of $.0001 per warrant issued.

     The Company entered into these non-public transactions directly with two directors and an executive officer of the Company, each of whom is accordingly an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act of 1933. Under all of the relevant facts and circumstances, these securities were sold without registration under that act in reliance on exemptions provided under Sections 4(2) and/or 4(6) of the Securities Act of 1933 and/or Rule 506 thereunder.

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

 (a) Exhibits.

     None.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2001. See, however, the January 2002 Form 8-K (filed with the SEC on January 14, 2002) for a description of the proposed transaction with Corniche Group Incorporated and the update to that description contained in the December 2001 Form 10-QSB (filed on February 15, 2002 with the SEC).


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2002
                                STRANDTEK INTERNATIONAL, INC.


                                 By: /s/ JEROME BAUMAN
                                     --------------------------------------
                                     Jerome Bauman, Chairman and President


                                 By: /s/ WILLIAM G. BUCKLES, JR.
                                     --------------------------------------
                                     William G. Buckles, Jr., Vice President
                                     and Chief Financial Officer