Form 10QSB
period 2001-03-31
STRANDTEK INTERNATIONAL INC /
filed 2002-04-18
CIK 833844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

          For the quarterly period ended March 31, 2001

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

                           Assets
                           ------
                                                                      March 31,       September 30,
                                                                        2001              2000
                                                                    -------------     -------------
                                                                     (unaudited)
Current assets:
   Cash                                                             $      45,603     $      97,900
   Accounts receivable, trade, net of allowance for doubtful
      accounts of $539,435 at March 31, 2001 and $67,050
      at September 30, 2000                                             1,091,200         1,313,360
   Other accounts receivable                                              218,127            56,295
   Inventory:
      Raw materials                                                       786,847           414,327
      Work in process                                                      74,055                 -
      Finished goods                                                       88,229           326,912
   Prepaid expenses                                                       324,786            23,149
                                                                    -------------     -------------

         Total current assets                                           2,628,847         2,231,943

Equipment and leasehold improvements:
   Manufacturing equipment                                              9,288,570         8,296,226
   Plant equipment                                                      1,013,390           881,250
   Office equipment                                                       332,802           299,774
   Leasehold improvements                                               1,881,531         1,840,258
                                                                    -------------     -------------

                                                                       12,516,293        11,317,508

   Less accumulated depreciation                                          899,706           734,009
                                                                    -------------     -------------

         Net equipment                                                 11,616,587        10,583,499

Other assets:
   Manufacturing equipment - idle                                         168,293           168,293
   Deposits                                                                78,752            70,882
   Note receivable                                                         45,000            45,000
   Loan costs net of accumulated amortization of $94,478 at
      March 31, 2001 and $63,757 at September 30, 2000                     58,192            76,413
                                                                    -------------     -------------

         Total other assets                                               350,237           360,588
                                                                    -------------     -------------

         Total assets                                               $  14,595,671     $  13,176,030
                                                                    =============     =============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                StrandTek International, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                  Liabilities and Capital Deficiency
                  ----------------------------------

                                                                             March 31         September 30,
                                                                                2001              2000
                                                                             ---------        ------------
                                                                            (unaudited)
Current liabilities:
   Accounts payable                                                        $  4,508,680       $  3,708,782
   Accrued payroll and related liabilities                                      282,403            270,303
   Accrued expenses                                                             119,097             52,911
   Interest payable - stockholders                                                    -            389,928
   Interest payable - other                                                      96,400             84,090
   Revolving line of credit                                                   2,500,000          1,030,131
   Stockholders' lines of credit                                             15,849,654         10,129,797
   Current portion of long-term debt with bank                                2,131,855          1,991,069
   Current portion of long-term notes payable to stockholders                         -             12,506
                                                                           ------------       ------------

         Total current liabilities                                           25,488,089         17,669,517

Interest payable - stockholders                                               1,055,156                  -
Long-term debt with bank, net of current portion                              7,422,846          7,007,014
                                                                           ------------       ------------

         Total liabilities                                                   33,966,091         24,676,531

Capital deficiency:
   Common stock, $.0001 par value,
      200,000,000 shares authorized, 144,020,071 at March 31,
      2001 and 128,681,942 at year ended September 30, 2000
      issued and outstanding                                                     14,402             12,867
   Additional paid-in capital                                                 9,666,323          9,575,829
   Accumulated deficit                                                      (29,051,145)       (21,089,197)
                                                                           ------------       ------------

         Total capital deficiency                                           (19,370,420)       (11,500,501)


         Total liabilities and capital deficiency                          $ 14,595,671       $ 13,176,030
                                                                           ============       ============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                StrandTek International, Inc. and Subsidiaries
             Consolidated Condensed Statements of Loss (unaudited)

                                                                         For the three months ended
                                                                                   March 31,
                                                                            2001              2000
                                                                        -----------       -----------
Net sales                                                               $ 1,663,321       $   835,050

Cost of sales                                                             2,639,090           787,459
                                                                        -----------       -----------

Gross profit (loss)                                                        (975,769)           47,592

Operating expenses:
   General and administrative                                             1,504,010         1,372,276
   Selling expenses                                                         270,195            93,727
   Research and development                                                 251,522           470,411
   Depreciation and amortization                                            241,217           135,369
   Interest expense                                                         567,258           312,229
                                                                        -----------       -----------

         Total operating expenses                                         2,834,202         2,384,012
                                                                        -----------       -----------

Net loss                                                                $ 3,809,971       $ 2,336,420
                                                                        ===========       ===========

Basic and diluted loss per share                                        $      0.03       $      0.03
                                                                        ===========       ===========

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                StrandTek International, Inc. and Subsidiaries
             Consolidated Condensed Statements of Loss (unaudited)

                                                                For the six months ended
                                                                        March 31,
                                                            2001                        2000
                                                        -------------               -------------
Net sales                                               $   2,733,350               $   1,532,659

Cost of sales                                               4,610,268                   1,709,307
                                                        -------------               -------------

Gross loss                                                  1,876,918                     176,648

Operating expenses:
   General and administrative                               2,826,491                   2,535,699
   Selling expenses                                           421,423                     166,019
   Research and development                                   701,387                     831,358
   Depreciation and amortization                              419,320                     226,884
   Interest expense                                           891,436                     611,520
   Loss on disposition of manufacturing equipment             824,973                           -
                                                        -------------               -------------

         Total operating expenses                           6,085,030                   4,371,480
                                                        -------------               -------------

Net loss                                                $   7,961,948               $   4,548,128
                                                        =============               =============

Basic and diluted loss per share                        $        0.06               $        0.06
                                                        =============               =============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                StrandTek International, Inc. and Subsidiaries
          Consolidated Condensed Statements of Cash Flows (unaudited)

                                                                                        For the six months ended
                                                                                                March 31,
                                                                                    2001                         2000
                                                                               --------------               --------------
Cash flows from operating activities:
   Net loss                                                                    $   (7,961,948)              $   (4,548,128)
   Adjustments to reconcile net loss to net cash
      provided by operations:
         Depreciation and amortization                                                419,320                      226,884
         Loss on disposition of assets                                                824,973                            -
         Provision for bad debts                                                      472,385                            -
         Write off of technology purchased                                                  -                       50,000
         Stock issued for compensation                                                 92,029                      129,789
         Cash provided (used) due to changes in assets
            and liabilities:
               Increase in accounts receivable                                       (250,225)                    (102,378)
               Decrease (increase) in other accounts receivable                      (161,832)                     175,000
               Increase in prepaid assets                                            (301,637)                     (27,549)
               Increase in inventory                                                 (207,892)                    (151,827)
               Increase in notes receivable                                                 -                      (45,000)
               Increase in deposits                                                    (7,870)                      (3,601)
               Increase in accounts payable                                           799,897                      865,636
               Increase in payroll related liabilities                                 12,100                       54,353
               Increase in interest payable                                           677,538                       12,946
               Increase in accrued expenses                                            66,186                       43,852
                                                                               --------------               --------------
         Total cash used by operating activities                                   (5,526,976)                  (3,320,023)

Cash flows from investing activities:
   Purchase of equipment                                                           (2,276,659)                  (4,190,819)
   Proceeds on fixed asset disposal                                                    30,000                            -
                                                                               --------------               --------------
         Total cash used for investing activities                                  (2,246,659)                  (4,190,819)

Cash flows from financing activities:
   Repayments of long-term debt with bank                                            (693,382)                    (417,604)
   Costs to obtain financing                                                          (12,500)                     (35,000)
   Net addition to revolving note                                                   1,469,869                      287,971
   Proceeds from long-term bank debt                                                1,250,000                    2,623,589
   Net proceeds on stockholders' lines of credit                                    5,707,351                    3,913,984
   Proceeds from warrants exercised                                                         -                    1,588,925
                                                                               --------------               --------------
         Total cash provided by financing activities                                7,721,338                    7,961,865
                                                                               --------------               --------------

Net (decrease) increase in cash                                                       (52,297)                     451,023

Cash, beginning of period                                                              97,900                       19,620
                                                                               --------------               --------------

Cash, end of period                                                            $       45,603               $      470,643
                                                                               ==============               ==============

Supplemental cash flow disclosures
   Interest paid                                                               $      477,460               $      471,782
                                                                               ==============               ==============
   Stockholder debt converted to common stock                                  $            -               $    5,535,361
                                                                               ==============               ==============

 The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of cash flows

                StrandTek International, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                March 31, 2001
                                  (unaudited)

Basis of Presentation
---------------------

     The accompanying consolidated condensed balance sheet as of March 31, 2001 and the related consolidated condensed statements of loss for the three and six month periods ended March 31, 2001 and 2000 and statements of cash flows for the six month periods ended March 31, 2001 and 2000 have been prepared without audit by StrandTek International Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished herein, in the opinion of the Company's management, reflects all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items in the six months ended March 31, 2001 consisting of the loss on the disposition of the original equipment line and the discontinuance of operations of StrandTek West, Inc. (a subsidiary). The results of operations for any interim period are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the requirements for Quarterly Reports on Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements and notes.

     This Form 10-QSB is being filed late. Except as otherwise indicated in the text of this filing, the information in this filing is from a perspective as of the quarter ended March 31, 2001. Readers are cautioned to review the Company's reports filed with SEC for later periods for more current information. This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements and notes included in its fiscal year 2001 Annual Report on Form 10-KSB/A (Amendment No. 1) and the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (the "December 2001 Form 10-QSB"), as well as the text of those reports and the Company's Form 8-K with a cover date of January 7, 2002, filed the SEC on January 14, 2002 (the "January 2002 Form 8-K"). These and later reports may be inspected without charge at the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Copies of the reports may be obtained from the SEC at prescribed rates, and also may be obtained from the SEC's EDGAR web site at http://www.sec.gov/cgo-bin/srch-edgar.
                        -------------------------------------

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

Accounting Policies
-------------------

     There were no changes during the quarter ended March 31, 2001 in accounting policies used by the Company.

Customer Concentration
----------------------

     In the quarter ended March 31, 2001, 88% of sales and 66% of trade receivables were with four customers. In the quarter ended March 31, 2000, 83% of sales and 57% of trade receivables were with three customers. The percentages applicable to the respective six-month periods ended on those dates were not significantly different than the quarter end percentages.

Loss on Disposition of Manufacturing Equipment
----------------------------------------------

     The Company dismantled its original equipment line in East Chicago, Indiana in October 2000, when operations were relocated to Chicago, Illinois, with the intent of reassembling the production line at the new plant. However, during the early part of the six months ended March 31, 2001, the Company determined that the original production line was obsolete due to the Company's improved technology in building production lines, and abandoned the production line and recognized a loss of the net book value of $824,973.

Liquidity and Debt Issuance
---------------------------

     The Company has incurred operating losses since production began in 1997 and has negative working capital. During the quarter ended March 31, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and borrowings. The Company received $1,250,000 of proceeds from a bank term loan during this quarter with a variable interest rate based on the 30-day LIBOR (5.29% as of March 31, 2001) plus 1.85%. Monthly interest payments began February 1, 2001, and the loan balance is due in equal monthly installments from February 1, 2002 to January 1, 2006. During this quarter the Company also received $1,469,869 of proceeds from net additions to a revolving note. This note is due on demand and interest payments are due monthly. The interest rate is variable and is based on the 30 day LIBOR (5.29% as of March 31, 2001) plus 1.85%. In addition, the Company received $2,390,500 from stockholder loans during this quarter. These loans are due on demand, with interest payable annually at the rate of prime (6.75% as of March 31, 2001) plus 1%.

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

Loss Per Share
--------------

     Basic loss per share of common stock was calculated by dividing the net loss for the quarter by the weighted average number of shares of common stock outstanding during the quarter. The following table reconciles the number of shares utilized in the loss per share calculations for the quarters ended March 31, 2001 and 2000.

                                                          2001          2000
                                                          ----          ----

Net loss                                              $  3,809,971   $ 2,336,420
Basic and diluted loss per share of common stock      $       0.03   $      0.03
Weighted average number of shares of common stock      144,020,071    90,083,576

     Warrants that could potentially dilute basic loss per share at March 31, 2001 and 2000 were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

Related Party Transactions
--------------------------

     The Company continues to rely on certain services provided by related parties, and on continued loans from, and personal guarantees of bank loans to the Company by, a member of management.

Shares of Common Stock and Warrants
-----------------------------------

     During the quarter ended March 31, 2001, the Company issued: (i) 500,000 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share in connection with consulting services performed for the Company; and (ii) 15,625 shares as part of the compensation of an executive officer for services performed. In addition to these shares and warrants, during the six months ended March 31, 2001 the Company issued an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to a member of management under the Company's historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company.

     During the quarter ended March 31, 2000, an aggregate of 7,562,500 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share were issued to members of management under the Company's historical share and warrant issuance program referred to above. For the six months ended March 31, 2000, an aggregate of 21,631,762 shares of common stock and the same number of "A" warrants were issued under this program. Also in this six-month period, an additional 50,887,758 shares of common stock were issued upon exercise of "A" warrants at the reduced exercise price of $.14 per share.

     The common stock and warrants issued by the Company for services and in connection with loans to the Company and personal guarantees of bank loans to the Company had values assigned to them by the Board of Directors of $.0059 per share of common stock and $.0001 per warrant.

     See the tables below for changes in shares of common stock and warrants issued and outstanding for the quarters ended March 31, 2001 and 2000, and for the six-month periods ended March 31, 2001 and 2000:

                     For the quarter ended March 31, 2001

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding January 1, 2001             143,504,446    40,358,228     1,703,625     1,001,812       233,937
Issued in connection with compensation                 515,625       500,000             -             -             -
                                                  --------------------------------------------------------------------
Issued and outstanding March 31, 2001              144,020,071    40,858,228     1,703,625     1,001,812       233,937
                                                  ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                        $       0.41  $       0.81  $       1.22  $       1.62
                                                                ======================================================

                     For the quarter ended March 31, 2000

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding January 1, 2000              52,910,683    51,539,985     1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                              7,562,500     7,562,500             -             -             -
Issued on exercise of "A" warrants                  50,887,758   (50,887,758)
                                                  --------------------------------------------------------------------
Issued and outstanding March 31, 2000              111,360,941     8,214,727     1,703,625     1,001,812       233,937
                                                  ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                        $       0.41  $       0.81  $       1.22  $       1.62
                                                                ======================================================

                    For the six months ended March 31, 2001

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding October 1, 2000             128,681,946    25,535,728     1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                             14,822,500    14,822,500             -             -             -
Issued in connection with compensation                 515,625       500,000             -             -             -
                                                  --------------------------------------------------------------------
Issued and outstanding March 31, 2001              144,020,071    40,858,228     1,703,625     1,001,812       233,937
                                                  ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                        $       0.41  $       0.81  $       1.22  $       1.62
                                                                ======================================================

                    For the six months ended March 31, 2000

                                                  Common Stock  "A" Warrants  "B" Warrants  "C" Warrants  "D" Warrants
                                                  ------------  ------------  ------------  ------------  ------------
Issued and outstanding October 1, 1999              38,841,421    37,470,723     1,703,625     1,001,812       233,937
Issued for stockholder loans and/or
   bank loan guarantees                             21,631,762    21,631,762             -             -             -
Issued for exercise of "A" warrants                 50,887,758   (50,887,758)            -             -             -
                                                  --------------------------------------------------------------------
Issued and outstanding March 31, 2000              111,360,941     8,214,727     1,703,625     1,001,812       233,937
                                                  ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                        $       0.41  $       0.81  $       1.22  $       1.62
                                                                ======================================================

StrandTek West, Inc.
--------------------

     The Company owned 51% of StrandTek West, Inc. ("STI West"). STI West ceased operations early in the six months ended March 31, 2001. During the six months ended March 31, 2001, STI West generated revenue of approximately $80,000, with cost of sales of approximately $96,000, and total net income of approximately $208,000 due primarily to the write-off of accounts payable due to the Company. The Company (at the consolidated level) recognized a loss of approximately $62,000 on the discontinuance of operations of STI West.

Subsequent Event
----------------

     See the January 2002 Form 8-K (filed with the SEC on January 14, 2002) for a description of the proposed transaction with Corniche Group Incorporated and the update to that description contained in the December 2001 Form 10-QSB (filed on February 15, 2002 with the SEC).

Item 2.    Management's Discussion and Analysis or Plan of Operation.
------     ----------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Sales

     Net sales increased $828,271 (99%) for the second fiscal quarter, from $835,050 for the same quarter last fiscal year to $1,663,321. These overall sales increases resulted from expanded sales efforts directed to our present automotive product customers, new appliance customers, and development and commercialization of new products. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable product lines of automotive and appliance. The Company anticipates sales to increases in the third quarter of fiscal year 2001 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Profit (Loss)

     Cost of sales was calculated to be 159% in the second fiscal quarter, compared to cost of sales of 94% for the same quarter last year. The increase in cost of sales was mainly attributable to production line inefficiencies, as new automotive and appliance products were introduced into production, and inefficiencies in the start up of a new production line.

General and Administrative

     General and administrative expenses were $1,504,010 in the second fiscal quarter, an increase of $131,734 (10%) over the same quarter last year. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses. The Company anticipates incurring additional general and administrative expenses throughout fiscal year 2001, to hire qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $270,195 in the second fiscal quarter, an increase of $176,468 (188%) from the same quarter last year. This increase in expenses was due to a concerted effort to accelerate the Company's entrance into the appliance and automotive markets. Sales efforts included marketing, samples and acquisition of technical knowledge, resulting in additional sales in the appliance and automotive markets. There is no assurance that anticipated sales related expenses will result in additional sales.

Research and Product Development

     Research and product development expenses were $251,522 in the second fiscal quarter, a decrease of $218,889 (47%) from the same quarter last year. Even though these expenses for the second quarter have decreased from the same quarter last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $241,217 in the second fiscal quarter, an increase of $105,848 (78%) from the same quarter last year. This increase is mainly due to the addition of two production lines; additional costs incurred for modifications to the production process, and increased loan costs.

Interest Expense

     Interest expense was $567,258 in the second fiscal quarter, an increase of $255,029 (82%) from the same quarter last year. This increase is due to the increase in the Company's long-term bank debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment, to increase production capacity, to increase production line efficiency and to modify the production process.

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

Net Sales

     Net sales increased $1,200,691 (78%) for the six months ended March 31, 2001 from $1,532,659 for the same period in fiscal year 2000 to $2,733,350. Sales efforts were directed to increasing the automotive market volumes and expanding the appliance markets. These efforts were successful as automotive sales increased and appliance sales increased due to two new major appliance customers. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable product lines of automotive and appliance. The Company anticipates sales to increase in the third quarter of fiscal year 2001 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

     Cost of sales was calculated to be 168% for the six months ended March 31, 2001, compared to cost of sales of 112% for the same period in fiscal year 2000. The increase in cost of sales was mainly attributable to production line inefficiencies, as new automotive and appliance products were introduced into production, and inefficiencies in the start up of a new production line. Also, higher than anticipated costs were incurred for samples for potential and current customers.

General and Administrative

     General and administrative expenses were $2,826,491 for the six months ended March 31, 2001, an increase of $290,792 (11%) over the same period in fiscal year 2000. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses. The Company anticipates incurring additional general and administrative expenses throughout fiscal year 2001, to hire qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $421,423 for the six months ended March 31, 2001, an increase of $255,404 (154%) from the same period in fiscal year 2000. Sales efforts were redirected from the sorbent market to expanding sales volumes in the automotive market, and accelerating penetration in the appliance market. These efforts were successful in obtaining two major appliance customers. Selling expenses increased as the Company also directed sales efforts in the building materials market. Sales efforts included marketing, samples, and acquisition of technical knowledge, resulting in additional sales in the appliance and automotive markets. There is no assurance that anticipated sales related expenses will result in additional sales.

Research and Product Development

     Research and product development expenses were $701,387 for the six months ended March 31, 2001, a decrease of $129,971 (24%) from the same period in fiscal year 2000. Even though these expenses for the period have decreased from the same period last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The expenses for the same period last year were so much higher than the March 31, 2001 period because last year the Company incurred significant expenses developing new products to attract two significant new customers in the appliance market. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $419,320 for the six months ended March 31, 2001, an increase of $192,436 (84%) from the same period in fiscal year 2000. This increase is mainly due to the addition of two production lines; costs incurred for modifications to the production process, and increased loan costs.

Interest Expense

     Interest expense was $891,436 for the six months ended March 31, 2001, an increase of $279,916 (46%) from the same period in fiscal year 2000. This increase is due to the increase in the Company's long-term bank debt and stockholder debt obtained in order to meet the Company's working capital requirements and to fund the acquisition of manufacturing equipment, to increase production capacity, to increase production line efficiency and to modify the production process.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2001, the Company continued to experience operating losses, negative cash provided by operations, negative operating capital, and increases in stockholders' deficit. The Company's working capital and stockholders' deficit as of March 31, 2001 were $(22,859,242) and $(19,370,420), respectively, as compared to $(15,437,574) and $(11,500,501), respectively, at September 30, 2000. During the quarter ended March 31, 2001, the Company funded its capital requirements and business operations, including research and product development, with funds provided by borrowings, net additions to a revolving note and invested capital. The Company received proceeds of $1,250,000 from a term bank loan, $1,469,869 net additions to a revolving note and $2,390,500 from stockholder loans during the March 31, 2001 quarter.

     During the quarter ended March 31, 2001, the Company incurred cost of approximately $390,000 for additional manufacturing and plant equipment to increase the production capacity and efficiency on the production lines and for planned modifications in the production process to allow a significant portion of the Company's product to be generated from its own feed stock scrap.

     The Company has committed to two additional production line designated Line 3 and Line 5 (Line 4 is already in production). During the quarter ended March 31, 2001, the Company incurred costs of approximately $610,000 towards the construction of these production lines. The capitalized costs of Line 3 are estimated to be about $3.2 million. This production line is estimated to have a production range of 750-850 pounds of product per hour. As of March 31, 2001, the Company had incurred costs of approximately $3,100,000 relating to the construction of this line. The capitalized costs of Line 5 are estimated to be about $2.0 million. This production line is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of March 31, 2001, the Company had incurred costs of $220,000 relating to the construction of this line.

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

     Many of the manufacturers and distributors producing and selling products competitive with the Company's products are far better established and have significantly greater assets and better established distribution channels than does the Company. The Company believes its meltblown technology and its superior products afford it a competitive advantage in competing with other meltblown manufacturers where the product required is thermal or acoustical insulating media and/or parts, and certain types of padding. The Company also believes its meltblown technology enables it to produce insulation products that compete successfully against products manufactured from traditional insulating materials such as fiberglass and cotton shoddy. Nevertheless, there can be no assurance the Company will be able to penetrate existing markets to the degree necessary to give it a sufficiently significant market share to be profitable.

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities.
------     ----------------------

     During the quarter ended March 31, 2001, the Company issued: (i) 500,000 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share in connection with consulting services performed for the Company; and (ii) 15,625 shares as part of the compensation of an executive officer for services performed. In addition to these shares and warrants, during the six months ended March 31, 2001 the Company issued an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to a member of management under the Company's historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company. In each of these issuances, the Board of Directors assigned a value of $.0059 per share of common stock issued, and a value of $.0001 per warrant issued.

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

Item 6.    Exhibits and Reports on Form 8-K.
------     ---------------------------------

   (a)  Exhibits.

        None.

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001. See, however, the January 2002 Form 8-K (filed with the SEC on January 14, 2002) for a description of the proposed transaction with Corniche Group Incorporated and the update to that description contained in the December 2001 Form 10-QSB (filed on February 15, 2002 with the SEC).


                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 17, 2002
                                     STRANDTEK INTERNATIONAL, INC.


                                     By: /s/ JEROME BAUMAN
                                         ---------------------------------------
                                         Jerome Bauman, Chairman and President

                                     By: /s/ WILLIAM G. BUCKLES, JR.
                                         ---------------------------------------
                                         William G. Buckles, Jr., Vice President
                                         and Chief Financial Officer