Form 10QSB
period 2002-03-31
STRANDTEK INTERNATIONAL INC /
filed 2002-05-21
CIK 833844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

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

                                 (727) 585-6333

                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of Common Stock, $.0001 par value, outstanding at May 14, 2002:
182,025,174

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).
------  ---------------------------------

                 StrandTek International, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                         Assets
                         ------
                                                                                  March 31,      September 30,
                                                                                    2002              2001
                                                                               ------------      --------------
                                                                                (unaudited)
Current assets:
   Cash                                                                           $       336      $     25,753
   Accounts receivable, trade, net of allowance for
      doubtful accounts of $270,000 at March 31, 2002
      and September 30, 2001                                                        1,632,989         1,489,669
   Other accounts receivable
                                                                                       46,200            37,616
   Inventory:
      Raw materials                                                                   901,428           741,486
      Work in process                                                                 110,471            56,554
      Finished goods                                                                  730,777           184,686
   Prepaid expenses                                                                   593,544           260,765
                                                                                  -----------      ------------

         Total current assets                                                       4,015,745         2,796,529

Equipment and leasehold improvements:
   Manufacturing equipment                                                          9,675,958         9,380,251
   Plant equipment                                                                  1,943,847         1,585,010
   Office equipment                                                                   428,166           365,248
   Leasehold improvements                                                           2,046,130         1,916,167
   Assets held under capital lease agreements                                          93,200            93,200
                                                                                  -----------      ------------

                                                                                   14,187,301        13,339,876

   Less accumulated depreciation                                                    2,326,929         1,578,115
                                                                                  -----------      ------------

         Net equipment                                                             11,860,372        11,761,761

Other assets:
   Manufacturing equipment - idle                                                     168,293           168,293
   Deposits                                                                           156,132           132,391
   Note receivable                                                                     44,000            44,000
   Loan costs net of accumulated amortization of $132,564 at
    March 31, 2002 and $120,757 at September 30, 2001                                  21,865            31,913
   Other                                                                              260,064                 -
                                                                                  -----------      ------------

         Total other assets                                                           650,354           376,597
                                                                                  -----------      ------------

         Total assets                                                             $16,526,471      $ 14,934,887
                                                                                  ===========      ============

  The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                 StrandTek International, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets


                   Liabilities and Capital Deficiency
                   ----------------------------------

                                                                                  March 31,             September 30,
                                                                                    2002                    2001
                                                                                ------------           ---------------
                                                                                 (unaudited)
Current liabilities:
   Accounts payable                                                             $   4,628,513           $   4,729,954
   Accrued payroll and related liabilities                                            571,555                 351,268
   Accrued expenses                                                                   265,096                 203,924
   Interest payable - stockholders                                                  2,522,536               1,832,303
   Interest payable - other                                                            54,639                  50,721
   Revolving line of credit                                                         2,500,000               2,500,000
   Stockholders' lines of credit                                                   25,823,478              19,129,718
   Notes payable - demand                                                             775,000                       -
   Notes payable - Corniche                                                         1,250,000                       -
   Current portion of long-term debt with bank                                      2,284,796               2,388,073
   Current portion of capital lease obligations                                        22,073                  35,232
                                                                                -------------           -------------
         Total current liabilities                                                 40,697,686              31,221,193

Long-term debt with bank, net of current portion                                    5,453,991               5,973,997

Capital lease obligations, net of current portion                                      42,431                  49,845
                                                                                -------------           -------------
         Total liabilities                                                         46,194,108              37,245,035

Capital deficiency:
   Common stock, $.0001 par value,
      200,000,000 shares authorized, 182,025,174 (at quarter ended March 31,
      2002 and year ended September 30, 2001) issued and outstanding                   18,202                  18,202
   Additional paid-in capital                                                      14,983,541              14,983,238
   Accumulated deficit                                                            (44,669,380)            (37,311,588)
                                                                                -------------           -------------

         Total capital deficiency                                                 (29,667,637)            (22,310,148)

         Total liabilities and capital deficiency                               $  16,526,471           $  14,934,887
                                                                                =============           =============


    The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets

                 StrandTek International, Inc. and Subsidiaries
              Consolidated Condensed Statements of Loss (unaudited)

                                                                                    For the three months ended
                                                                                             March 31,
                                                                                  2002                    2001
                                                                             ----------------       ---------------
Net sales                                                                    $      2,472,408       $     1,663,321

Cost of sales                                                                       3,313,166             2,639,090
                                                                             ----------------       ---------------

Gross loss                                                                            840,758               975,769

Operating expenses:
   General and administrative                                                       1,234,156             1,504,010
   Selling expenses                                                                   263,856               270,195
   Research and development                                                           245,244               251,522
   Depreciation and amortization                                                      401,788               241,217
   Interest expense                                                                   564,938               567,258
                                                                             ----------------       ---------------

         Total operating expenses                                                   2,709,982             2,834,202
                                                                             ----------------       ---------------

Net loss                                                                     $      3,550,740       $     3,809,971
                                                                             ================       ===============

Basic and diluted loss per share                                             $           0.02        $         0.03
                                                                             ================       ===============

    The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                 StrandTek International, Inc. and Subsidiaries
              Consolidated Condensed Statements of Loss (unaudited)

                                                                                     For the six months ended
                                                                                           March 31,
                                                                                   2002                    2001
                                                                             ----------------        ----------------
Net sales                                                                    $      4,839,906        $      2,733,350

Cost of sales                                                                       6,578,122               4,610,268
                                                                             ----------------        ----------------
Gross loss                                                                          1,738,216               1,876,918
Operating expenses:
   General and administrative                                                       3,131,852               2,826,491
   Selling expenses                                                                   353,873                 421,423
   Research and development                                                           353,063                 701,387
   Depreciation and amortization                                                      760,621                 419,320
   Interest expense                                                                 1,020,167                 891,436
   Loss on disposition of manufacturing equipment                                           -                 824,973
                                                                             ----------------        ----------------

         Total operating expenses                                                   5,619,576               6,085,030
                                                                             ----------------        ----------------

Net loss                                                                     $      7,357,792        $      7,961,948
                                                                             ================        ================

Basic and diluted loss per share                                             $           0.04        $           0.03
                                                                             ================        ================


    The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of loss

                 StrandTek International, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (unaudited)


                                                                                        For the six months ended
                                                                                                March 31,
                                                                                     2002                    2001
                                                                                ---------------         ---------------
Cash flows from operating activities:
   Net loss                                                                     $  (7,357,792)          $    (7,961,948)
   Adjustments to reconcile net loss to net cash
      provided by operations:
         Depreciation and amortization                                                760,621                   419,320
         Loss on disposition of assets                                                      -                   824,973
         Provision for bad debts                                                            -                   472,385
         Stock issued for compensation                                                    303                    92,029
         Cash provided (used) due to changes in assets and liabilities:
               Increase in accounts receivable                                       (143,320)                 (250,225)
               Increase in other accounts receivable                                   (8,584)                 (161,832)
               Increase in prepaid assets                                            (332,779)                 (301,637)
               Increase in inventory                                                 (759,950)                 (207,892)
               Increase in deposits                                                   (23,741)                   (7,870)
               Increase in other assets                                              (260,064)                        -
               Increase (decrease) in accounts payable                               (101,441)                  799,897
               Increase in payroll related liabilities                                220,287                    12,100
               Increase in interest payable                                           694,151                   677,538
               Increase in accrued expenses                                            61,172                    66,186
                                                                                ---------------         ---------------
         Total cash used by operating activities                                   (7,251,137)               (5,526,976)

Cash flows from investing activities:
   Purchase of equipment                                                             (847,425)               (2,276,659)
   Proceeds on fixed asset disposal                                                         -                    30,000
                                                                                ---------------         ---------------
         Total cash used for investing activities                                    (847,425)               (2,246,659)

Cash flows from financing activities:
   Repayments of long-term debt with bank                                          (1,123,283)                 (693,382)
   Costs to obtain financing                                                           (1,759)                  (12,500)
   Net additions to revolving note                                                          -                 1,469,869
   Proceeds from long-term bank debt                                                  500,000                 1,250,000
   Net proceeds on stockholders' lines of credit                                    6,693,760                 5,707,351
   Payments on capital lease obligations                                              (20,573)                        -
   Proceeds from notes payable                                                        775,000                         -
   Proceeds from notes payable - Corniche                                           1,250,000                         -
                                                                             ----------------           ---------------
         Total cash provided by financing activities                                8,073,145                 7,721,338
                                                                             ----------------           ---------------

Net decrease in cash                                                                  (25,417)                  (52,297)

Cash, beginning of period                                                              25,753                    97,900
                                                                             ----------------           ---------------

Cash, end of period                                                          $            336           $        45,603
                                                                             ================           ===============
Supplemental cash flow disclosures
   Interest paid                                                             $        246,359           $       477,460
                                                                             ================           ===============


    The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements of cash flows

                 StrandTek International, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002
                                   (unaudited)

Basis of Presentation
---------------------

         The accompanying consolidated condensed balance sheet as of March 31, 2002 and the related consolidated condensed statements of loss for the three and six month periods ended March 31, 2002 and 2001and statements of cash flows for the six month periods ended March 31, 2002 and 2001 have been prepared without audit by StrandTek International Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished herein, in the opinion of the Company's management, reflects all adjustments necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for non-recurring items in the six months ended March 31, 2001 consisting of the loss on the disposition of the original equipment line and the discontinuance of operations of StrandTek West, Inc. (a subsidiary). The results of operations for any interim period are not necessarily indicative of results for a full year. The interim consolidated financial statements and notes thereto are presented as permitted by the requirements for Quarterly Reports on Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements and notes. This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements and notes included in its fiscal year 2001 Annual Report on Form 10-KSB/A (Amendment No. 1). That report and the Company's other reports filed with the SEC may be inspected without charge at the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Copies of the reports may be obtained from the SEC at prescribed rates, and also may be obtained from the SEC's EDGAR web site at http://www.sec.gov/cgo-bin/srch-edgar.
                        -------------------------------------

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

Accounting Policies
-------------------

         There were no changes during the quarter ended March 31, 2002 in accounting policies used by the Company.

Customer Concentration
----------------------

         In the quarter ended March 31, 2002, 89% of sales and 83% of trade receivables were with three customers. In the quarter ended March 31, 2001, 83% of sales and 57% of trade receivables were with three customers. The percentages applicable to the respective six month periods ended on those dates were not significantly different than the quarter end percentages.

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

Liquidity and Debt Issuance
---------------------------

         The Company has incurred operating losses since production began in 1997 and has negative working capital. During the quarter ended March 31, 2002, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and loans. The Company received $3,294,760 from stockholder loans and $250,000 from non-stockholder investor loans during the March 31, 2002 quarter. These loans are due on demand with interest payable annually. The interest rate on $516,560 of the stockholder loans is prime (4.75% as of March 31, 2002) plus 1%. The interest rate on the remaining $2,778,200 of stockholder loans and the $250,000 of investor loans is 7%. The Company also received bridge loans from Corniche Group Incorporated ("Corniche") totaling $1,250,000 in anticipation of the transaction more fully described in Part II, Item 5 of this report and in the filings made with the SEC described in that item. Interest at the rate of 7% is payable on these bridge loans at maturity, and they mature 45 days after the termination of the Stock Contribution Exchange Agreement, dated January 7, 2002, referred to in Part II, Item 5 of this report. Certain members of the Company's Board of Directors personally guaranteed $1,000,000 of the bridge loans from Corniche.

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

Loss Per Share
--------------

         Basic loss per share of common stock was calculated by dividing the net loss for the quarter by the weighted average number of shares of common stock outstanding during the quarter. The following table reconciles the number of shares utilized in the loss per share calculations as of March 31, 2002 and 2001.

                                                         2002          2001
                                                         ----          ----

Net loss                                              $3,550,740    $3,809,971
Basic and diluted loss per share of common stock $ 0.02 $ 0.03 Weighted average number of shares of common
                    stock                             182,025,174  144,020,071

         Warrants that could potentially dilute basic loss per share at March 31, 2002 and 2001 were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

Related Party Transactions
--------------------------

         The Company continues to rely on certain services provided by related parties, and on financial accommodations in the form of loans and personal guarantees of loans from certain members of management.

Shares of Common Stock and Warrants
-----------------------------------

         During the quarter ended March 31, 2002 the Company issued an aggregate of 3,028,200 of the Company's "A" warrants to purchase shares of the Company's common stock at $.41 per share in connection with loans to the Company. The Company's Board of Directors authorized, effective January 28, 2002, the issuance of an additional 5,250,000 "A" warrants in connection with loans to the Company by certain accredited investors. These series "A" warrants have a three-year term from issuance, and are issuable at the rate of one warrant for each $1.00 of loans provided to the Company. The lenders also received promissory notes due on demand, and bearing interest at 7%. In addition, during the six months ended March 31, 2002 an aggregate of 4,692,499 of the Company's warrants to purchase shares of the Company's common stock at $.41 per share to $1.62 per share expired. There were no changes in the number of shares of common stock outstanding during the six months ended March 31, 2002.

         During the quarter ended March 31, 2001, the Company issued: (i) 500,000 shares of common stock and an equal number of "A" warrants to purchase the Company's common stock at $.41 per share in connection with consulting services performed for the Company; and (ii) 15,625 shares as part of the compensation for services performed. In addition to these shares and warrants, during the six months ended March 31, 2001 the Company issued an aggregate of 14,822,500 shares of common stock and an equal number of "A" warrants to a member of management under the Company's previous historical share and warrant issuance program for loans made by stockholders to the Company or the stockholders' personal guarantee of bank loans to the Company. This program was discontinued effective December 31, 2000.

         The common stock and warrants issued by the Company had values assigned to them by the Board of Directors of $.0059 per share of common stock and $.0001 per warrant.

         See the tables below for changes in shares of common stock and warrants issued and outstanding for the quarters ended March 31, 2002 and 2001, and for the six month periods ended March 31, 2002 and 2001:

                      For the quarter ended March 31, 2002

                                         Common Stock  "A" Warrants  "B" Warrants  "C" Warrants "D" Warrants
                                         ------------  ------------  ------------  ------------  -----------
Issued and outstanding January 1, 2002    182,025,874      500,000       300,000      300,000             -
Warrants issued in connection with loans                 3,028,200             -            -             -
                                         -------------------------------------------------------------------
Issued and outstanding March 31, 2002     182,025,874    3,528,200       300,000      300,000             -
                                         ===================================================================

Stated Conversion Price of
Warrants to Common Stock                                  $   0.41      $   0.81     $   1.22      $   1.62
                                                       =====================================================

                      For the quarter ended March 31, 2001

                                          Common Stock  "A" Warrants  "B" Warrants  "C" Warrants "D" Warrants
                                          ------------  ------------  ------------  ------------ ------------
Issued and outstanding January 1, 2001    143,504,446    40,358,228     1,703,625    1,001,812      233,937
Issued in connection with compensation        515,625       500,000             -            -            -
                                         --------------------------------------------------------------------
Issued and outstanding March 31, 2001     144,020,071    40,858,228     1,703,625    1,001,812      233,937
                                         ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                   $   0.41      $   0.81     $   1.22     $   1.62
                                                        =====================================================

                     For the six months ended March 31, 2002

                                         Common Stock  "A" Warrants  "B" Warrants  "C" Warrants "D" Warrants
                                         ------------  ------------  ------------  ------------ ------------
Issued and outstanding October 1, 2001    182,025,874    2,853,125     1,703,625    1,001,812      233,937
Warrants expired                                    -   (2,353,125)   (1,403,625)    (701,812)    (233,937)
Warrants issued in connection with loans            -    3,028,200             -            -            -
                                         -------------------------------------------------------------------
Issued and outstanding March 31, 2002     182,025,874    3,528,200       300,000      300,000            -
                                         ===================================================================

Stated Conversion Price of
Warrants to Common Stock                                  $   0.41      $   0.81    $   1.22      $   1.62
                                                       =====================================================

                     For the six months ended March 31, 2001

                                          Common Stock  "A" Warrants  "B" Warrants  "C" Warrants "D" Warrants
                                          ------------  ------------  ------------  ------------ ------------
Issued and outstanding October 1, 2000     128,681,946    25,535,728     1,703,625    1,001,812      233,937
Issued for stockholder loans and/or
   bank loan guarantees                     14,822,500    14,822,500             -            -            -
Issued in connection with compensation         515,625       500,000             -            -            -
                                         --------------------------------------------------------------------
Issued and outstanding March 31, 2001      144,020,071    40,858,228     1,703,625    1,001,812      233,937
                                         ====================================================================

Stated Conversion Price of
Warrants to Common Stock                                    $   0.41      $   0.81     $   1.22     $   1.62
                                                        =====================================================

                                       10

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

Commitments and Contingencies
-----------------------------

     As described in the Company's Form 8-K with a cover date of January 7, 2002, the Company entered into agreements on that date with, among others, Corniche and stockholders of the Company owning approximately 98% of the outstanding common stock of the Company. As more fully described in the Company's Form 10-QSB for the quarter ended December 31, 2001 and in Part II,
Item 5 of this report, the agreements were modified by a letter agreement dated February 6, 2002, effective February 11, 2002. If the transaction contemplated by those modified agreements is consummated, the Company would become a subsidiary of Corniche and those stockholders and certain individual lenders to the Company would gain control of Corniche through voting securities of Corniche to be received by them in exchange for their common stock of the Company and certain of their loans to the Company. Further information concerning that transaction and its status may be available from time to time in reports filed by Corniche and the Company with the SEC, available through the SEC's web site (http://www.sec.gov) and other sources.
 ------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Sales

     Net sales increased $809,087 (49%) for the second fiscal quarter, from $1,663,321 for the same quarter last year to $2,472,408. These overall sales increases resulted from expanded sales efforts directed to new and present appliance and automotive product customers, and development and commercialization of new products. The Company anticipates sales to increase in the third quarter of fiscal year 2002 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

     Cost of sales was calculated to be 138% in the second fiscal quarter, compared to cost of sales of 159% for the same quarter last year. The cost of sales improved over the same quarter last year due to increased usage of the Company's feed stock scrap and reduced die cutting costs, as the Company phased-in the die cutting process in house. The Company expects the cost of sales percentage to be lower in the third quarter as production inefficiencies are corrected and the in house die cutting process is completely phased-in. The Company expects to continue to phase-in the use of its feed stock scrap in production until 50% of the production material is from its feed stock scrap.

General and Administrative

     General and administrative expenses were $1,234,156 in the second fiscal quarter, a decrease of $269,854 (18%) over the same quarter last year. Even though these expenses for the second quarter have decreased from the same quarter last year, the Company's staffing requirements will continue to increase to support expanded operations. The Company anticipates incurring higher general and administrative expenses throughout fiscal year 2002 as a result of the hiring of additional qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $263,856 in the second 2002 fiscal quarter, a decrease of $6,339 (2%) from the same quarter last year. Sales efforts were consolidated in present and new market areas, and selling expenses were shifted to new markets. Selling expenses were adjusted as the Company increased its efforts in the automobile and building materials markets, and continued to service and expand in the appliance markets. Sales efforts included marketing, samples and acquisition of technical knowledge, and resulted in additional sales in the appliance and automotive markets. There is no assurance anticipated sales related expenses will continue to result in additional sales.

Research and Product Development

     Research and product development expenses were $245,244 in the second fiscal quarter, a decrease of $6,278 (2%) from the same quarter last year. Even though these expenses for the quarter have decreased from the same quarter last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The Company is also currently testing new and less expensive polypropylene materials, and continues its research to increase the operating efficiencies of the production lines and to produce higher quality products. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $401,788 in the second fiscal quarter, an increase of $160,571 (67%) from the same quarter last year. This increase is mainly due to the addition of two more production lines, costs incurred for production line efficiencies, and costs incurred for modifications to the production process.

Interest Expense

     Interest expense was $564,938 in the second fiscal quarter, a decrease of $2,320 (.4%) from the same quarter last year. Even though the Company obtained significant additional borrowings, interest expense decreased due to the substantial reduction in the prime interest rate over the same quarter last year. The Company will require additional capital in the future to fund the acquisition of manufacturing equipment and increase production line efficiency.

SIX MONTHS ENDED MARCH 31, 2002 AND 2001

Net Sales

     Net sales increased $2,106,556 (77%) for the six months ended March 31, 2002 from $2,733,350 for the same period in fiscal year 2001 to $4,839,906. Sales efforts were directed to increasing the automotive market volumes and expanding the appliance markets. These efforts were successful as automotive sales increased and appliance sales increased. Sorbent sales declined as the product line was phased out and efforts were directed to the more profitable automotive and appliance product lines. The Company anticipates sales to increase in the third quarter of fiscal year 2002 and beyond as a result of these expanded sales efforts, increased capacity, and research and product development efforts.

Gross Loss

     Cost of sales was calculated to be 138% for the six months ended March 31, 2002, compared to cost of sales of 169% for the same period in fiscal year 2001. The decrease in cost of sales was mainly attributable to increased usage of the Company's feed stock, reduced die cutting costs as the Company phased-in the die cutting process in house, and the elimination of production line inefficiencies due to new automotive and appliance products introduced into the production line. This was partially offset by higher than anticipated costs for samples for potential and current customers.

General and Administrative

     General and administrative expenses were $3,131,852 for the six months ended March 31, 2002, an increase of $305,361 (11%) over the same period in fiscal year 2001. The increase was due primarily to the Company's increase in staffing and increased infrastructure expenses to support the Company's anticipated growth. The Company anticipates incurring higher general and administrative expenses throughout fiscal year 2002 as a result of hiring additional qualified personnel to manage the growth and complexity of the Company's anticipated increased production volume.

Selling

     Selling expenses were $353,873 for the six months ended March 31, 2002, a decrease of $67,550 (16%) from the same period in fiscal year 2001. Sales efforts were redirected from the sorbent market to expand sales volumes in the automotive market, and accelerate penetration in the appliance market. Sales efforts included marketing, samples, and acquisition of technical knowledge, and resulted in additional sales in the appliance and automotive markets. There is no assurance that anticipated sales related expenses will continue to result in additional sales.

Research and Product Development

     Research and product development expenses were $353,063 for the six months ended March 31, 2002, a decrease of $348,324 (50%) from the same period in fiscal year 2001. Even though these expenses for the period have decreased from the same period last year, the Company continues investment in this area to develop new products in the Company's existing markets, and to develop products to expand into new markets. The Company expects to continue to spend considerable amounts for the foreseeable future for additional research and product development. However, there can be no assurance that additional research and product development expenses will result in additional sales or the Company's profitability.

Depreciation and Amortization

     Depreciation and amortization expense was $760,621 for the six months ended March 31, 2002, an increase of $341,301 (81%) from the same period in fiscal year 2001. This increase is mainly due to the addition of one more production line, costs incurred for modifications to the production process, and increased loan cost amortization.

Interest Expense

     Interest expense was $1,020,167 for the six months ended March 31, 2002, an increase of $128,731 (14%) from the same period in fiscal year 2001. This increase is due to the increase in the Company's long-term debt and stockholder debt obtained in order to meet the Company's working capital requirements, and to fund the acquisition of manufacturing equipment, increase production line efficiency, and modify the production process.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2002, the Company continued to experience operating losses, negative cash provided by operations, negative operating capital, and increases in stockholders' deficit. The Company's working capital and stockholders' deficit as of March 31, 2002 were $(36,786,941) and $(29,772,637), as compared to $(28,424,664) and $(22,310,148), respectively, at
September 30, 2001. During the quarter ended March 31, 2002, the Company funded its capital requirements and business operations, including research and product development, with funds provided by invested capital and loans. The Company received $3,294,760 from stockholder loans and $250,000 from non-stockholder investor loans during the March 31, 2002 quarter. The Company also received bridge loans from Corniche totaling $1,250,000 in anticipation of the transaction referred to in Part II, Item 5 of this report.

     During the quarter ended March 31, 2002, the Company incurred cost of approximately $280,000 for additional manufacturing and plant equipment and leasehold improvements to increase its productive capacity and efficiency, and to acquire additional necessary equipment required to die cut the Company's products at the Company's plant. Off-line manufacturers had previously completed the die cut process. The Company also incurred costs of approximately $75,000 for leasehold improvements and office equipment to modify its facilities to more efficiently complete the die-cut process.

     The Company has committed to an additional production line designated
Line 5. The capitalized costs of Line 5 are estimated to be about $2.0 million. This production line is anticipated to have a production range of 850 to 1,200 pounds of product per hour. As of March 31, 2002, the Company had incurred costs of $220,000 relating to the construction of this line.

     Although the results of operations for the quarter ended March 31, 2002 were a loss, the Company anticipates operations to provide positive cash flow by the end of calendar year 2002 due to anticipated increased sales made possible by increased production capacity and efficiencies, and due to the reduction in cost of sales based on modifications made to the production process. The modifications to the production process are, among other matters, anticipated to allow a significant portion of the Company's product to be generated from its own feed stock scrap. Further, the Company will complete certain processes on the production line that had been performed by off-line manufacturers. This significantly reduces the cost of finished goods and freight costs.

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

     Many of the manufacturers and distributors producing and selling products competitive with the Company's products are far better established and have significantly greater assets and distribution channels than does the Company. The Company believes its meltblown technology and its superior products afford it a competitive advantage in competing with other meltblown manufacturers where the product required is thermal or acoustical insulating media and/or parts, and certain types of padding. The Company also believes its meltblown technology enables it to produce insulation products that compete successfully against products manufactured from traditional insulating materials such as fiberglass and cotton shoddy. Nevertheless, there can be no assurance that the Company will be able to penetrate existing markets to the degree necessary to give it a sufficiently significant market share to be profitable.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.
------- ----------------------

     During the quarter ended March 31, 2002 the Company issued an aggregate of 3,028,200 of the Company's "A" warrants to purchase shares of the Company's common stock at $.41 per share. The Company's Board of Directors authorized, effective January 28, 2002, the issuance of an additional 5,250,000 "A" warrants in connection with loans to the Company by certain accredited investors. These series "A" warrants have a three-year term from issuance, and are issuable at the rate of one warrant for each $1.00 of loans provided to the Company. The lenders also received promissory notes due on demand, and bearing interest at 7%. The Company entered into these non-public transactions directly with four directors of the Company, each of whom is accordingly an accredited investor within the meaning of Regulation D as adopted by the SEC under the Securities Act of 1933, and with three other individuals, each of whom is also an accredited investor. These securities were sold without registration under that act in reliance on exemptions believed under all of the facts and circumstances to be available under Sections 4(2) and/or 4(6) of the Securities Act of 1933 and/or Rule 506 thereunder.

     As previously disclosed, the agreements referred to in Part II, Item 5 of this report prohibit the Company's payment of any dividends, and restrict its issuance of shares of common stock of the Company and warrants to purchase common stock of the Company, in the absence of consent by Corniche Group Incorporated. In addition, the Company's lending arrangements with its bank restrict the payment of dividends.

Item 5. Other Information.
------- -----------------

     As described in the Company's Form 8-K with a cover date of January 7, 2002, the Company, Corniche and certain of the Company's principal stockholders and non-stockholder loan holders (collectively, the "Participating StrandTek Individuals") entered into a Stock Contribution Exchange Agreement and a Supplemental Disclosure Agreement on January 7, 2002 (collectively the "Agreements"). The Agreements were modified and the closing date extended pursuant to a letter agreement dated February 6, 2002, effective February 11, 2002 (the "First Amendment"), as more fully described in the Company's Form 10-QSB for the quarter ended December 31, 2001. Pursuant to the First Amendment, among other matters, the outside date for closing was extended to March 15, 2002. Pursuant to the Agreements as amended by the First Amendment, Corniche has loaned the Company an aggregate of $1,250,000 that is due 45 days after the termination of the Agreements.

     A closing of the transaction with Corniche did not occur on March 15, 2002, but the Agreements have not been terminated. Since that date, the Company and Corniche have engaged in discussions regarding further modifications and amendments to the Agreements and a further extension of the closing date. As a part of the discussions of many potential adjustments, Corniche, StrandTek and the Participating StrandTek Individuals have discussed a material reduction in the amount of unencumbered cash, after the payment of all liabilities, required to be possessed by Corniche as a condition of the closing, a material reduction in the initial conversion price of the shares of Series C 7% Convertible Preferred Stock contemplated to be received by certain of the Participating StrandTek Individuals (from $1.00 per share to $.57 per share), and minor adjustments in the percentages of shares of Corniche Common and Preferred Stock to be received by the Participating StrandTek Individuals compared to percentages to be held by others at any closing. A proposed Second Amendment and Waiver to Stock Contribution Exchange Agreement, reflecting various amendments discussed and an extension of the closing date, has been agreed to in principle but not yet executed by all parties as of the date of this filing. The proposed extended closing date provided for in the document has passed, but is subject to further modification by the parties.

     The Company is still in discussions with Corniche, and is continuing to attempt to close the transaction contemplated in the Agreements as they may be modified and amended by the parties. In light of the delay encountered, the Company may pursue other financing alternatives consistent with the restrictions on those activities imposed by the Agreements. There can be no assurance that a transaction with Corniche or any other transaction that may be considered by the Company will be consummated on terms acceptable to the Company.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         During the quarter ended March 31, 2002, the Company filed the Form 8-K referenced in Part II, Item 5 of this report, and reported under Item 5 of the Form 8-K the execution of the Agreements referred to above.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2002
                               STRANDTEK INTERNATIONAL, INC.


                                 By: /s/ JEROME BAUMAN
                                     -----------------------------------------
                                       Jerome Bauman, Chairman and President

                                 By: /s/ WILLIAM G. BUCKLES, JR.
                                     -----------------------------------------
                                       William G. Buckles, Jr., Vice President
                                       and Chief Financial Officer